Form 10-Q
period 2024-06-30
PENNANTPARK INVESTMENT CORP
filed 2024-08-07
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2024 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q (the "Report"), in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers collectively to our consolidated subsidiaries, PNNT Investment Holdings II, LLC and PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank, as amended and restated; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$854,364 and $816,754, respectively)	$854,027	$830,808
Non-controlled, affiliated investments (amortized cost—$56,193 and $55,787, respectively)	33,274	54,771
Controlled, affiliated investments (amortized cost—$342,429 and $245,386, respectively)	372,574	216,068
Total investments (amortized cost—$1,252,986 and $1,117,927, respectively)	1,259,875	1,101,647
Cash and cash equivalents (cost—$59,151 and $38,784, respectively)	59,152	38,775
Interest receivable	5,568	6,820
Distribution receivable	7,964	5,079
Due from affiliates	139	—
Prepaid expenses and other assets	—	4,656
Total assets	1,332,698	1,156,977
Liabilities
Truist Credit Facility payable, at fair value (cost—$450,456 and $212,420, respectively)	446,554	206,940
2026 Notes payable, net (par— $150,000)	148,345	147,669
2026 Notes-2 payable, net (par— $165,000)	162,866	162,226
Payable for investment purchased	64,551	99,949
Distributions payable	5,224	13,697
Base management fee payable	4,216	3,915
Incentive fee payable	3,345	3,310
Accounts payable and accrued expenses	3,218	6,754
Interest payable on debt	3,124	6,231
Due to affiliates	33	4,099
Total liabilities	841,476	654,790
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,224,500 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	746,768	746,466
Accumulated deficit	(255,611)	(244,344)
Total net assets	$491,222	$502,187
Total liabilities and net assets	$1,332,698	$1,156,977
Net asset value per share	$7.52	$7.70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$17,383	$23,189	$61,353	$72,179
Payment-in-kind	1,904	5	2,093	16
Dividend income	977	11,786	2,292	12,917
Other income	392	595	2,595	1,428
From non-controlled, affiliated investments:
Interest	—	—	—	81
Payment-in-kind	—	297	347	310
From controlled, affiliated investments:
Interest	7,966	4,392	19,389	10,898
Payment-in-kind	995	361	2,484	2,150
Dividend income	7,387	4,386	16,765	11,344
Total investment income	37,004	45,011	107,318	111,323
Expenses:
Interest and expenses on debt	11,482	10,139	32,906	30,455
Base management fee	4,216	3,993	12,357	12,635
Incentive fee	3,345	4,870	9,684	10,591
General and administrative expenses	1,030	1,032	3,623	2,707
Administrative services expenses	450	840	1,189	1,373
Expenses before provision for taxes	20,523	20,874	59,759	57,761
Provision for taxes on net investment income	735	1,181	1,902	3,631
Net expenses	21,258	22,055	61,661	61,392
Net investment income	15,746	22,956	45,657	49,931
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(1,590)	(5,193)	(444)	(15,742)
Non-controlled and controlled, affiliated investments	(5,305)	—	(35,474)	(133,098)
Debt extinguishment	—	—	—	(289)
Provision for taxes on realized gain on investments	—	(1,700)	(177)	(2,417)
Net realized gain (loss) on investments and debt	(6,895)	(6,893)	(36,095)	(151,546)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,614)	13,056	(15,412)	(33,513)
Non-controlled and controlled, affiliated investments	(3,483)	223	38,592	90,634
Provision for taxes on unrealized appreciation (depreciation) on investments	—	—	(680)	896
Debt appreciation (depreciation)	(8)	(8,393)	(1,578)	(2,474)
Net change in unrealized appreciation (depreciation) on investments and debt	(5,105)	4,886	20,922	55,543
Net realized and unrealized gain (loss) from investments and debt	(12,000)	(2,007)	(15,173)	(96,003)
Net increase (decrease) in net assets resulting from operations	$3,746	$20,949	$30,484	$(46,072)
Net increase (decrease) in net assets resulting from operations per common share	$0.06	$0.32	$0.47	$(0.71)
Net investment income per common share	$0.24	$0.35	$0.70	$0.77

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$15,746	$22,956	$45,657	$49,931
Net realized gain (loss) on investments and debt	(6,895)	(5,193)	(35,918)	(149,129)
Net change in unrealized appreciation (depreciation) on investments	(5,097)	13,279	23,180	57,121
Net change in provision for taxes on net realized gain (loss) on investments	—	(1,700)	(177)	(2,417)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	—	(680)	896
Net change in unrealized (appreciation) depreciation on debt	(8)	(8,393)	(1,578)	(2,474)
Net increase (decrease) in net assets resulting from operations	3,746	20,949	30,484	(46,072)
Distributions to stockholders:
Distribution of net investment income	(14,355)	(13,045)	(41,751)	(35,874)
Total distributions to stockholders	(14,355)	(13,045)	(41,751)	(35,874)
Capital Transactions:
Public offering	552	—	552	—
Offering costs	(250)	—	(250)	—
Net increase in net assets resulting from capital transactions	302	—	302	—
Net increase (decrease) in net assets	(10,307)	7,904	(10,965)	(81,946)
Net assets:
Beginning of period	501,529	495,715	502,187	585,565
End of period	$491,222	$503,619	$491,222	$503,619
Capital share activity:
Shares issued from public offering	71,594	—	71,594	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$30,484	$(46,072)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(23,180)	(57,121)
Net change in unrealized appreciation (depreciation) on debt	1,578	2,474
Net realized (gain) loss on investments	35,918	148,840
Debt extinguishment realized loss	—	289
Net accretion of discount and amortization of premium	(2,102)	(5,210)
Purchases of investments	(752,062)	(214,355)
Payment-in-kind income	(4,924)	(2,476)
Proceeds from dispositions of investments	589,390	280,467
Amortization of deferred financing costs	1,316	1,341
(Increase) decrease in:
Interest receivable	1,252	(1,377)
Receivables from investments sold	—	13,864
Distribution receivable	(2,885)	(2,659)
Due from affiliate	(139)	—
Prepaid expenses and other assets	3,386	(8,000)
Increase (decrease) in:
Due to affiliate	(4,066)	1,774
Payable for investments purchased	(35,398)	-
Interest payable on debt	(3,107)	(3,464)
Base management fee payable, net	301	(856)
Incentive fee payable	35	4,870
Deferred tax liability	—	(896)
Accounts payable and accrued expenses	(3,536)	4,288
Net cash provided by (used in) operating activities	(167,739)	115,721
Cash flows from financing activities:
Proceeds from public offering	$552	$—
Offering costs	(250)	—
Distributions paid to stockholders	(50,222)	(32,612)
Repayments under SBA debetures	—	(20,000)
Borrowings under Truist Credit Facility	423,036	122,500
Repayments under Truist Credit Facility	(185,000)	(194,000)
Net cash provided by (used in) financing activities	188,116	(124,112)
Net increase (decrease) in cash equivalents	20,377	(8,391)
Effect of exchange rate changes on cash	-	275
Cash and cash equivalents, beginning of period	38,775	54,775
Cash and cash equivalents, end of period	$59,152	$46,659
Supplemental disclosure of cash flow information:
Interest paid	$34,697	$32,578
Taxes paid	$6,308	$1,900
Non-cash exchanges and conversions	$28,835	$15,720

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—173.9% of Net Assets (1), (2)
First Lien Secured Debt—115.7% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.44%	3M SOFR+610	5,105	$5,042	$5,105
A1 Garage Merger Sub, LLC - Unfunded Term Loan (8)	12/21/2024	Personal, Food and Miscellaneous Services	—	—	1,788	—	27
A1 Garage Merger Sub, LLC - Revolver (8)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	—	—
ACP Avenu Buyer, LLC	10/02/2029	Business Services	10.57%	3M SOFR+525	1,247	1,230	1,209
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	04/02/2025	Business Services	—	—	1,799	—	(29)
ACP Avenu Buyer, LLC - Revolver	10/02/2029	Business Services	10.58%	3M SOFR+525	149	149	145
ACP Avenu Buyer, LLC - Revolver (8)	10/02/2029	Business Services	—	—	1,069	—	(32)
ACP Falcon Buyer, Inc. - Revolver (8)	08/01/2029	Business Services	—	—	2,533	—	—
Ad.net Acquisition, LLC - Revolver (8)	05/07/2026	Media	—	—	444	—	—
Adweek Purchaser, LLC	05/30/2027	Printing and Publishing	12.33%	3M SOFR+700	2,000	1,961	1,960
Adweek Purchaser, LLC - Unfunded Term Loan (8)	11/30/2025	Printing and Publishing	—	—	400	—	—
Aeronix, Inc. - Revolver (8)	12/12/2028	Aerospace and Defense	—	—	2,489	—	—
AFC Dell Holding Corp.	04/09/2027	Distribution	11.75%	3M SOFR+640	13,340	13,340	13,206
Atlas Purchaser, Inc. - Third Out	05/06/2028	Telecommunications	12.46%	3M SOFR+700	8,840	7,440	7,717
Atlas Purchaser, Inc. - Fourth Out	05/06/2028	Telecommunications	12.46%	3M SOFR+700	4,760	655	652
Anteriad Holdings Inc (fka MeritDirect)	06/30/2026	Media	11.23%	3M SOFR+590	1,189	1,184	1,189
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	06/30/2026	Media	11.18%	3M SOFR+585	230	230	230
Anteriad, LLC (f/k/a MeritDirect, LLC) - Revolver (8)	06/30/2026	Media	—	—	1,382	—	—
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.23%	3M SOFR+585	1,991	1,976	1,961
Applied Technical Services, LLC - Unfunded Term Loan (8)	07/17/2025	Environmental Services	—	—	2,637	—	(13)
Applied Technical Services LLC - Revolver	12/29/2026	Environmental Services	13.25%	3M SOFR+475	1,081	1,081	1,065
Applied Technical Services, LLC - Revolver (8)	12/29/2026	Environmental Services	—	—	721	—	(11)
Arcfield Acquisition Corp. - Revolver (8)	08/04/2028	Aerospace and Defense	—	—	3,521	—	(18)
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare, Education and Childcare	10.85%	3M SOFR+550	15,000	14,775	14,775
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (8)	12/21/2025	Healthcare, Education and Childcare	—	—	6,143	—	—
Beacon Behavioral Support Service, LLC - Revolver (8)	06/21/2029	Healthcare, Education and Childcare	—	—	1,206	—	—
Berwick Industrial Park	05/02/2024	Buildings and Real Estate	11.50%	—	4,000	4,062	3,972
Beta Plus Technologies, Inc.	07/01/2029	Business Services	11.08%	3M SOFR+575	4,925	4,855	4,827
Big Top Holdings, LLC - Unfunded Revolver (8)	02/07/2030	Manufacturing/Basic Industry	—	—	1,155	—	(9)
BioDerm, Inc. - Revolver	01/31/2028	Healthcare, Education and Childcare	11.82%	3M SOFR+650	589	589	582
BioDerm, Inc. - Revolver (8)	01/31/2028	Healthcare, Education and Childcare	—	—	482	—	(6)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	11.73%	3M SOFR+640	6,295	6,251	6,247
			(PIK 2.0%)
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (8)	09/17/2026	Distribution	—	—	2,368	—	(24)
BlackHawk Industrial Distribution, Inc. - Revolver	09/17/2026	Distribution	11.73%	3M SOFR+640	1,487	1,487	1,480
Blackhawk Industrial Distribution, Inc. - Revolver (8)	09/17/2026	Distribution	—	—	1,945	—	(10)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.08%	3M SOFR+475	1,112	1,097	1,096
Broder Bros., Co.	12/04/2025	Consumer Products	11.60%	3M SOFR+626	9,589	9,589	9,589
Carisk Buyer, Inc. - Unfunded Term Loan (8)	12/01/2029	Healthcare, Education and Childcare	—	—	4,813	—	24
Carisk Buyer, Inc. - Revolver (8)	12/01/2029	Healthcare, Education and Childcare	—	—	1,750	—	(9)
Carnegie Dartlet, LLC	02/07/2030	Education	10.84%	3M SOFR+550	12,968	12,776	12,773
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	02/07/2026	Education	—	—	10,017	—	(50)
Carnegie Dartlet, LLC - Unfunded Revolver (8)	02/07/2030	Education	—	—	3,339	—	(50)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	11.08%	3M SOFR+575	28,810	28,385	28,810
Cartessa Aesthetics, LLC - Revolver	06/14/2028	Distribution	11.08%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Revolver (8)	06/14/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	11.53%	3M SOFR+619	6,542	6,488	6,444

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
CF512, Inc. - Revolver (8)	08/20/2026	Media	—	—	909	—	$(14)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.88%	3M SOFR+555	941	935	941
Compex Legal Services, Inc. - Revolver	02/07/2025	Business Services	10.88%	3M SOFR+555	459	459	459
Compex Legal Services, Inc. - Revolver (8)	02/07/2025	Business Services	—	—	197	—	—
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	12.84%	3M SOFR+750	1,975	1,854	1,975
Connatix Buyer, Inc. - Revolver (8)	07/13/2027	Media	—	—	1,875	—	(38)
Crane 1 Services, Inc. - Revolver	08/16/2027	Personal, Food and Miscellaneous Services	10.19%	3M SOFR+486	287	283	287
Crane 1 Services, Inc. - Revolver (8)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	11.17%	3M SOFR+585	8,142	8,079	8,142
Dr. Squatch, LLC - Funded Revolver	08/31/2027	Personal, Food and Miscellaneous Services	11.19%	3M SOFR+585	2,326	2,326	2,326
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.69%	3M SOFR+635	6	6	6
DRS Holdings III, Inc. - Revolver (8)	11/03/2025	Consumer Products	—	—	1,783	—	(7)
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	11.08%	3M SOFR+575	17,292	17,073	17,033
EDS Buyer, LLC - Revolver Loan (8)	12/22/2028	Aerospace and Defense	—	—	1,915	—	(29)
ETE Intermediate II, LLC - Revolver	05/25/2029	Personal, Food and Miscellaneous Services	11.83%	3M SOFR+650	1,215	1,215	1,215
ETE Intermediate II, LLC - Revolver (8)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	442	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	11.09%	3M SOFR+575	7,980	7,861	7,860
Eval Home Health Solutions Intermediate, LLC - Revolver (8)	05/10/2030	Healthcare, Education and Childcare	—	—	822	—	(12)
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.69%	3M SOFR+635	24,189	23,959	24,008
Exigo Intermediate II, LLC - Revolver (8)	03/15/2027	Business Services	—	—	1,856	—	(14)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.50%	3M SOFR+710	196	196	195
Five Star Buyer, Inc. - Revolver (8)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(6)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.93%	3M SOFR+560	884	877	875
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	08/10/2027	Distribution	—	—	1,079	—	(3)
Graffiti Buyer, Inc. - Revolver (8)	08/10/2027	Distribution	—	—	769	—	(8)
Halo Buyer, Inc.	06/30/2025	Consumer Products	9.94%	3M SOFR+460	1,660	1,502	1,498
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.94%	1M SOFR+560	680	680	639
Hancock Roofing and Construction L.L.C. - Revolver (8)	12/31/2026	Insurance	—	—	70	—	(4)
HEC Purchaser Corp.	06/17/2029	Healthcare, Education and Childcare	10.84%	3M SOFR+550	8,000	7,900	7,900
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/07/2025	Distribution	—	—	9,144	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.73%	1M SOFR+640	276	275	264
HV Watterson Holdings, LLC - Revolver	12/17/2026	Business Services	11.73%	1M SOFR+640	1,200	1,200	1,146
HV Watterson Holdings, LLC - Revolver (8)	12/17/2026	Business Services	—	—	50	—	(2)
HW Holdco, LLC	05/10/2026	Media	11.68%	3M SOFR+640	11,182	11,153	11,182
HW Holdco, LLC - Revolver (8)	05/10/2026	Media	—	—	3,387	—	—
IG Investment Holdings LLC	09/22/2028	Business Services	11.33%	3M SOFR+600	105	104	103
IG Investments Holdings, LLC - Revolver (8)	09/22/2027	Business Services	—	—	722	—	(13)
Imagine Acquisitionco, LLC - Revolver (8)	11/15/2027	Business Services	—	—	1,685	—	(8)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.19%	3M SOFR+685	3,749	3,739	3,749
Infinity Home Services Holdco, Inc. (CAD) (11)	12/28/2028	Personal, Food and Miscellaneous Services	10.96%	3M SOFR+600	CAD 2,562	1,845	1,845
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (8)	11/17/2025	Personal, Food and Miscellaneous Services	—	—	8,241	—	(21)
Infinity Home Services Holdco, Inc. - Revolver	12/28/2028	Personal, Food and Miscellaneous Services	14.25%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Revolver (8)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.84%	3M SOFR+550	2,697	2,669	2,670
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.48%	3M SOFR+615	10,597	10,564	10,544
Integrity Marketing Acquisition, LLC - Unfunded Term Loan (8)	08/31/2025	Insurance	—	—	1,614	—	—
Integrity Marketing Acquisition, LLC - Revolver (8)	08/31/2025	Insurance	—	—	160	—	—
Inventus Power, Inc. - Revolver (8)	06/30/2025	Electronics	—	—	1,729	—	(35)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
ITI Holdings, Inc.	03/03/2028	Business Services	10.98%	3M SOFR+565	8,770	$8,662	$8,770
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	13.00%	3M SOFR+450	1,180	1,180	1,180
ITI Holdings, Inc. - Revolver (8)	03/03/2028	Business Services	—	—	310	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.48%	3M SOFR+615	3,099	3,019	3,099
Kinetic Purchaser, LLC - Revolver (8)	11/10/2026	Consumer Products	—	—	4,854	—	—
Lash OpCo, LLC	02/18/2027	Consumer Products	13.18%	1M SOFR+785	2,865	2,831	2,836
			(PIK 5.1%)
Lash OpCo, LLC - Revolver	08/16/2026	Consumer Products	13.18%	1M SOFR+785	2,650	2,650	2,624
			(PIK 5.1%)
Lash OpCo, LLC - Revolver (8)	08/16/2026	Consumer Products	—	—	317	—	(3)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	11.76%	1M SOFR+643	2,037	2,037	2,013
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.98%	3M SOFR+665	9,016	8,921	8,835
Ledge Lounger, Inc. - Revolver	11/09/2026	Consumer Products	11.98%	3M SOFR+665	644	644	631
Ledge Lounger, Inc. - Revolver (8)	11/09/2026	Consumer Products	—	—	1,288	—	(26)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.69%	1M SOFR+535	2,181	2,173	2,181
Lightspeed Buyer Inc. - Revolver (8)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	—
LJ Avalon Holdings, LLC	02/01/2030	Environmental Services	10.58%	1M SOFR+525	569	561	569
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	07/31/2024	Environmental Services	—	—	3,313	—	26
LJ Avalon Holdings, LLC - Revolver (8)	01/31/2030	Environmental Services	—	—	587	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	12.34%	3M SOFR+700	4,950	4,864	4,913
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	12.34%	3M SOFR+700	347	347	344
Loving Tan Intermediate II, Inc. - Revolver (8)	05/31/2028	Consumer Products	—	—	284	—	(2)
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.98%	3M SOFR+565	2,814	2,784	2,814
Mars Acquisition Holdings Corp. - Revolver	05/14/2026	Media	10.98%	3M SOFR+565	806	806	806
Mars Acquisition Holdings Corp. - Revolver (8)	05/14/2026	Media	—	—	403	—	—
MBS Holdings, Inc. - Revolver (8)	04/16/2027	Telecommunications	—	—	694	—	—
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	11.34%	3M SOFR+600	19,982	19,722	19,686
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	10.82%	3M SOFR+550	1,381	1,381	1,360
MDI Buyer, Inc. - Revolver (8)	07/25/2028	Chemicals, Plastics and Rubber	—	—	846	—	(4)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	11.23%	3M SOFR+590	1,927	1,911	1,879
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/10/2027	Business Services	—	—	1,685	—	(42)
Medina Health, LLC	10/20/2028	Healthcare, Education and Childcare	11.58%	3M SOFR+625	9,900	9,745	9,900
Medina Health, LLC - Revolver (8)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	—	—
Megawatt Acquisitionco, Inc. - Revolver	03/01/2030	Electronics	10.59%	3M SOFR+525	390	390	390
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	03/01/2030	Electronics	—	—	1,467	—	—
Mineola 212, LLC	06/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,483	3,483
MOREGroup Holdings, Inc.	01/16/2030	Business Services	11.08%	3M SOFR+575	12,469	12,296	12,344
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Business Services	—	—	6,124	—	—
MOREGroup Holdings, Inc. - Unfunded Revolver (8)	01/16/2030	Business Services	—	—	3,675	—	(37)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	10.50%	3M SOFR+515	786	786	786
Municipal Emergency Services, Inc. - Unfunded Term Loan A (8)	12/16/2024	Distribution	—	—	464	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan B (8)	12/16/2024	Distribution	—	—	2,510	—	—
Municipal Emergency Services, Inc. - Revolver (8)	09/28/2027	Distribution	—	—	1,880	—	—
NBH Group LLC - Revolver (8)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(58)
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	11.68%	3M SOFR+635	5,459	5,359	5,459
NORA Acquisition, LLC - Revolver (8)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	—
NP Riverhead Industrial, LLC	05/24/2025	Buildings and Real Estate	14.50%	—	5,000	4,978	4,975
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Conglomerate Service	10.83%	3M SOFR+550	6,294	6,260	6,199
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (8)	12/29/2025	Diversified Conglomerate Service	—	—	1,400	—	(7)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Omnia Exterior Solutions, LLC - Revolver (8)	12/29/2029	Diversified Conglomerate Service	—	—	1,400	—	$(21)
ORL Acquisition, Inc.	09/03/2027	Business Services	14.73%	3M SOFR+940	4,107	4,056	3,203
			(PIK 7.5%)
ORL Acquisition, Inc. - Revolver (8)	09/03/2027	Business Services	—	—	149	—	(33)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	11.18%	3M SOFR+585	6,468	6,359	6,280
OSP Embedded Purchaser, LLC - Revolver (8)	12/15/2029	Aerospace and Defense	—	—	1,477	—	(43)
Ox Two, LLC	05/18/2026	Building Materials	11.85%	1M SOFR+651	13,460	13,363	13,460
Ox Two, LLC - Revolver (8)	05/18/2026	Building Materials	—	—	2,419	—	—
Pacific Purchaser, LLC - Unfunded Term Loan (8)	09/30/2028	Business Services	—	—	2,747	—	58
Pacific Purchaser, LLC - Revolver (8)	09/30/2028	Business Services	—	—	1,373	—	8
PCS MIDCO INC	03/01/2030	Financial Services	11.10%	1M SOFR+575	468	463	463
PCS MIDCO INC - Unfunded Term Loan (8)	03/01/2026	Financial Services	—	—	3,955	—	—
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	11.10%	1M SOFR+575	308	308	305
PCS MIDCO INC - Unfunded Revolver (8)	03/01/2030	Financial Services	—	—	1,454	—	(15)
PlayPower, Inc.	05/10/2026	Leisure, Amusement, Motion Pictures, Entertainment	10.95%	3M SOFR+550	5,246	4,959	5,167
PL Acquisitionco, LLC - Revolver (8)	11/09/2027	Retail	—	—	3,236	—	(647)
Pragmatic Institute, LLC (7)	07/06/2028	Business Services	12.85%	3M SOFR+750	35,762	35,134	22,977
			(PIK 12.8%)
Pragmatic Institute, LLC - Revolver (7)	07/06/2028	Business Services	12.82%	3M SOFR+750	4,938	4,905	3,173
			(PIK 12.8%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.68%	3M SOFR+635	1,472	1,465	1,457
Quantic Electronics, LLC - Funded Revolver	08/17/2026	Aerospace and Defense	11.70%	3M SOFR+635	264	264	263
Quantic Electronics, LLC - Unfunded Revolver (8)	08/17/2026	Aerospace and Defense	—	—	264	—	(3)
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	11.24%	3M SOFR+575	631	631	618
Radius Aerospace, Inc. - Revolver (8)	03/31/2025	Aerospace and Defense	—	—	1,596	—	(32)
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.90%	3M SOFR+550	362	362	362
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/18/2025	Healthcare, Education and Childcare	—	—	210	—	—
Rancho Health MSO, Inc. - Revolver	12/18/2025	Healthcare, Education and Childcare	10.90%	3M SOFR+550	210	210	210
Rancho Health MSO, Inc. - Revolver (8)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	11.48%	3M SOFR+615	10,818	9,633	8,654
Recteq, LLC - Revolver (8)	01/29/2026	Consumer Products	—	—	1,127	—	(17)
Research Now Group, LLC and Dynata, LLC (6)	12/20/2024	Business Services	—	—	124	124	105

Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.93%	3M SOFR+560	182	182	182
Riverpoint Medical, LLC - Revolver (8)	06/20/2025	Healthcare, Education and Childcare	—	—	182	—	—
RTIC Subsidiary Holdings, LLC	05/03/2029	Consumer Products	11.09%	3M SOFR+575	30,000	29,554	29,400
RTIC Subsidiary Holdings, LLC - Revolver (8)	05/03/2029	Consumer Products	—	—	5,422	—	(108)
Rural Sourcing Holdings, Inc.	06/15/2029	Business Services	11.08%	3M SOFR+575	1,143	1,126	1,132
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (8)	06/27/2026	Business Services	—	—	1,146	—	(6)
Rural Sourcing Holdings, Inc. - Revolver (8)	06/15/2029	Business Services	—	—	860	—	(9)
S101 Holdings, Inc. - Term Loan B	12/29/2026	Electronics	11.45%	3M SOFR+615	2,265	2,244	2,243
S101 Holdings, Inc. - Term Loan C	12/29/2026	Electronics	11.45%	3M SOFR+615	356	352	352
S101 Holdings, Inc. - Unfunded Term Loan 2 (8)	12/15/2024	Electronics	—	—	4,955	—	—
Safe Haven Defense US LLC - Term Loan	05/23/2029	Building Materials	10.58%	3M SOFR+525	9,000	8,865	8,865
Safe Haven Defense US LLC - Revolver (8)	05/23/2029	Building Materials	—	—	1,114	—	—
Sales Benchmark Index LLC - Revolver (8)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. - Revolver	12/20/2024	Electronics	11.94%	3M SOFR+650	457	457	457
			(PIK 1.0%)
Sargent & Greenleaf Inc. - Revolver (8)	12/20/2024	Electronics	—	—	155	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Schlesinger Global, Inc.	07/14/2025	Business Services	13.69%	3M SOFR+835	4,811	$4,788	$4,739
			(PIK 5.6%)
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	13.69%	3M SOFR+835	32	32	31
			(PIK 5.6%)
Schlesinger Global, Inc. - Revolver (8)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.48%	3M SOFR+615	4,716	4,660	4,563
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	11.48%	3M SOFR+615	313	313	302
Seaway Buyer, LLC - Revolver (8)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(91)
Shiftkey, LLC	06/21/2027	Business Services	11.35%	3M SOFR+601	17,640	17,516	16,917
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	12.49%	1M SOFR+715	25,901	25,331	25,642
Sigma Defense Systems, LLC - Revolver	12/18/2027	Telecommunications	12.49%	1M SOFR+715	1,701	1,701	1,684
Sigma Defense Systems, LLC - Revolver (8)	12/18/2027	Telecommunications	—	—	1,984	—	(20)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Financial Services	11.67%	3M SOFR+625	3,420	3,414	3,380
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (8)	02/09/2026	Financial Services	—	—	5,310	—	(53)
			—	—
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Revolver (8)	12/02/2026	Financial Services	—	—	1,043	—	(13)
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.58%	3M SOFR+600	5,579	5,493	5,579
Smartronix, LLC - Unfunded Revolver (8)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Revolver (8)	07/17/2025	Communications	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Business Services	10.98%	3M SOFR+565	284	282	284
Spendmend Holdings LLC - Unfunded Term Loan (8)	03/01/2025	Business Services	—	—	2,497	—	19
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	10.98%	3M SOFR+565	561	561	561
Spendmend Holdings LLC - Revolver (8)	03/01/2028	Business Services	—	—	841	—	—
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	11.16%	3M SOFR+590	1,286	1,277	1,286
System Planning and Analysis, Inc. - Unfunded Term Loan (8)	08/16/2027	Aerospace and Defense	—	—	7,068	—	53
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	2,925	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.84%	3M SOFR+650	8,978	8,833	8,888
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/26/2029	Media	—	—	1,725	—	(17)
The Bluebird Group LLC	07/27/2026	Business Services	11.98%	3M SOFR+665	2,539	2,512	2,539
The Bluebird Group LLC - Revolver (8)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	11.69%	3M SOFR+635	184	181	186
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	11.44%	3M SOFR+610	361	361	361
The Vertex Companies, LLC - Revolver (8)	08/30/2027	Business Services	—	—	379	—	—
TPC US Parent, LLC	11/22/2025	Food	10.93%	3M SOFR+560	5,985	5,917	5,985
TPCN Midco, LLC	06/26/2029	Diversified Conglomerate Service	11.09%	3M SOFR+575	4,000	3,940	3,940
TPCN Midco, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Conglomerate Service	—	—	5,894	—	—
TPCN Midco, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Conglomerate Service	—	—	1,160	—	—
TransGo, LLC	12/29/2028	Machinery	11.34%	3M SOFR+600	4,790	4,722	4,790
TransGo, LLC - Revolver (8)	12/29/2028	Machinery	—	—	2,775	—	—
TWS Acquisition Corporation	06/16/2025	Education	11.74%	3M SOFR+640	638	637	638
TWS Acquisition Corporation - Revolver (8)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (New Issue) - Revolver	04/01/2026	Aerospace and Defense	10.99%	3M SOFR+565	160	160	149
Tyto Athene, LLC (New Issue) - Revolver (8)	04/01/2026	Aerospace and Defense	—	—	204	—	(14)
Urology Management Holdings, Inc.	06/15/2026	Healthcare, Education and Childcare	11.76%	3M SOFR+650	7,201	7,201	7,151
Watchtower Intermediate, LLC	12/01/2029	Electronics	11.33%	3M SOFR+600	12,319	12,140	12,208
Watchtower Intermediate, LLC. - Unfunded Term Loan (8)	12/01/2025	Electronics	—	—	2100	—	5
Watchtower Intermediate, LLC. - Revolver (8)	12/01/2029	Electronics	—	—	6,300	—	(57)
Wildcat Buyerco, Inc.	02/27/2027	Electronics	11.08%	3M SOFR+575	4,597	4,558	4,597
Wildcat Buyerco, Inc. - Unfunded Term Loan (8)	02/27/2027	Electronics	—	—	2,737	—	27
Wildcat Buyerco, Inc. - Revolver (8)	02/27/2027	Electronics	—	—	551	—	—
Zips Car Wash, LLC	12/31/2024	Auto Sector	12.68%	3M SOFR+735	2,596	2,589	2,499
			(PIK 1.5%)
Total First Lien Secured Debt						584,995	568,266

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)

Second Lien Secured Debt—13.3% of Net Assets
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.48%	3M SOFR+915	17,825	$17,601	$17,290
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.44%	3M SOFR+910	8,000	7,689	7,920
ENC Parent Corporation	08/19/2029	Business Services	13.10%	3M SOFR+776	7,500	7,445	6,375
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.69%	1M SOFR+835	32,500	32,284	31,850
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.44%	3M SOFR+1010	150	148	150
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	14.58%	3M SOFR+943	2,000	1,998	1,990
Total Second Lien Secured Debt						67,165	65,575
Subordinated Debt/Corporate Notes—5.4% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	15.00%	—	3,105	3,058	3,058
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	17.60%	3M SOFR+1226	23,217	22,633	23,333
			(PIK 12.0%)
Schlesinger Global, LLC - Promissory Note	07/26/2024	Business Services	12.33%	3M SOFR+700	—	—	—
Total Subordinated Debt/Corporate Notes						25,691	26,391
Preferred Equity/Partnership Interests—3.0% of Net Assets (6)
Ad.net Holdings, Inc.	—	Media	—	—	2,400	240	248
AFC Acquisitions, Inc. Preferred Equity (10)	—	Distribution	—	—	507	780	920
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	505
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)	—	Media	—	—	1,135	1,135	1,304
Cartessa Aesthetics, LLC (10)	—	Distribution	—	—	3,562,500	3,563	5,969
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity	—	Business Services	—	—	1	1	1
EvAL Home Health Solutions, LLC - Preferred Equity (10)	—	Healthcare, Education and Childcare	—	—	272,771	453	453
Hancock Claims Consultants Investors, LLC - Class A Preferred Equity (10)	—	Insurance	—	—	48,049	31	38
Imagine Topco, LP Preferred	—	Business Services	8.00%	—	743,826	744	835
Magnolia Topco LP - Class A Preferred Equity (10)	—	Auto Sector	—	—	1,545	1,545	1,660
Magnolia Topco LP - Class B Preferred Equity (10)	—	Auto Sector	—	—	1,018	643	187
Mars Intermediate Holdings II, Inc.	—	Media	—	—	414	414	600
Megawatt Acquisition Partners, LLC - Preferred A	—	Electronics	—	—	5,349	535	493
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	136
ORL Holdco, Inc.	—	Business Services	—	—	575	57	—
			—	—
PL Acquisitionco, LLC - Preferred Equity	—	Retail	—	—	37	37	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (10)	—	Consumer Products	—	—	5	5	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (10)	—	Consumer Products	—	—	10,624	699	1,029
RTIC Parent Holdings, LLC - Class D Preferred Equity (10)	—	Consumer Products	—	—	11,276	113	119
TPC Holding Company, LP	—	Food	—	—	219	219	345
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	30	30	34
Total Preferred Equity/Partnership Interests						11,904	14,876
Common Equity/Partnership Interests/Warrants—24.2% of Net Assets (6)
A1 Garage Equity, LLC (10)	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,639
ACP Big Top Holdings, L.P. - Common Equity	—	Manufacturing/Basic Industry	—	—	773,800	774	819
Ad.net Holdings, Inc.	—	Media	—	—	2,667	27	—
Aftermarket Drivetrain Products Holdings, LLC	—	Machinery	—	—	1,645	1,645	1,988
AG Investco LP (10)	—	Business Services	—	—	805,164	805	992
AG Investco LP (8), (10)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	137
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	2,940
AMCSI Crash Co-Invest, LP (8)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)	—	Media	—	—	1,135	—	—
Athletico Holdings, LLC (10)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	8,715
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,093
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	609
Carnegie Holdco, LLC - Common Equity (10)	—	Education	—	—	1,680,300	1,663	1,680
Carisk Parent, L.P. - Common Equity	—	Healthcare, Education and Childcare	—	—	169,231	169	176
Connatix Parent, LLC	—	Media	—	—	57,416	632	359
Consello Pacific Aggregator, LLC (10)	—	Business Services	—	—	782,891	745	762
Cowboy Parent LLC (Blackhawk Industrial Distribution, Inc.)	—	Distribution	—	—	27,778	3,015	5,686
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	197
Delta InvestCo LP (Sigma Defense Systems, LLC) (10)	—	Telecommunications	—	—	913,649	878	1,606
Delta InvestCo LP (Sigma Defense Systems, LLC) (8), (10)	—	Telecommunications	—	—	227,395	—	—
eCommission Holding Corporation (12)	—	Financial Services	—	—	80	1,005	2,441

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	$938	$1,174
Exigo, LLC	—	Business Services	—	—	1,458,333	1,458	1,561
FedHC InvestCo LP (10)	—	Aerospace and Defense	—	—	14,578	489	1,318
FedHC InvestCo LP (8), (10)	—	Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (10)	—	Aerospace and Defense	—	—	20,882	2,175	1,994
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	715
Gauge ETE Blocker, LLC - Common Equity	—	Personal, Food and Miscellaneous Services	—	—	374,444	374	326
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	992,792	651	3,634
Gauge Loving Tan, LP - Common Equity	—	Consumer Products	—	—	462,827	463	435
Gauge Schlesinger Coinvest LLC	—	Business Services	—	—	9	10	6
GCOM InvestCo LP	—	Business Services	—	—	2,434	1,003	476
GMP Hills, LP - Common Equity	—	Distribution	—	—	3,747,470	3,747	3,785
Hancock Claims Consultants Investors, LLC (10)	—	Insurance	—	—	450,000	450	32
HPA SPQ Aggregator LP- Common Equity	—	Business Services	—	—	750,399	750	672
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	636
Icon Partners V C, L.P.	—	Business Services	—	—	1,122,549	1,123	1,124
Icon Partners V C, L.P. (8)	—	Business Services	—	—	377,451	—	—
IHS Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,534
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040	2,554
Ironclad Holdco, LLC (Applied Technical Services, LLC) (10)	—	Environmental Services	—	—	4,859	504	758
ITC Infusion Co-invest, LP (10)	—	Healthcare, Education and Childcare	—	—	162,445	1,645	2,312
Kentucky Racing Holdco, LLC (Warrants) (10)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,842
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,836
KL Stockton Co-Invest LP (Any Hour Services) (10)	—	Personal, Food and Miscellaneous Services	—	—	382,353	385	957
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	363,656	—	16
LEP Pequod Holdings, LP - Common Equity	—	Financial Services	—	—	350	865	927
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	906
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	1,004
Lorient Peregrine Investment, LP	—	Business Services	—	—	335,590	4,530	4,452
Magnolia Topco LP - Class A (10)	—	Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (10)	—	Auto Sector	—	—	1,017,840	—	—
Mars Intermediate Holdings II, Inc.	—	Media	—	—	414	—	224
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,355
Meadowlark Title, LLC (10)	—	Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC	—	Electronics	—	—	594	59	52
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	6,390
NEPRT Parent Holdings, LLC (Recteq, LLC) (10)	—	Consumer Products	—	—	1,299	1,250	97
New Medina Health, LLC (10)	—	Healthcare, Education and Childcare	—	—	1,429,480	1,429	1,782
NORA Parent Holdings, LLC (10)	—	Healthcare, Education and Childcare	—	—	1,257	1,248	1,280
North Haven Saints Equity Holdings, LP (10)	—	Business Services	—	—	351,553	352	426
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	3,261	3	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (10)	—	Aerospace and Defense	—	—	98,286	983	957
OES Co-Invest, LP Class A	—	Diversified Conglomerate Service	—	—	840	840	840
OHCP V BC COI, L.P.	—	Distribution	—	—	694,943	695	551
OHCP V BC COI, L.P. (8)	—	Distribution	—	—	55,057	—	(11)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	—
OSP Embedded Aggregator, LP	—	Aerospace and Defense	—	—	870,536	871	714
PCS Parent, LP	—	Financial Services	—	—	421,304	421	421
PennantPark-TSO Senior Loan Fund II, LP (12)	—	Financial Services	—	—	8,415,794	8,416	8,737
Pink Lily Holdco, LLC (10)	—	Retail	—	—	1,044	1,044	—
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	—
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,725
QuantiTech InvestCo LP (10)	—	Aerospace and Defense	—	—	712	68	402
QuantiTech InvestCo LP (8), (10)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (10)	—	Aerospace and Defense	—	—	40	24	24
RFMG Parent, LP (Rancho Health MSO, Inc.)	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,288
Safe Haven Defense MidCo, LLC (10)	—	Building Materials	—	—	227	227	227
SBI Holdings Investments LLC (Sales Benchmark Index LLC)	—	Business Services	—	—	36,585	366	331
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,097
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	159
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.)	—	Electronics	—	—	36	36	4,242
StellPen Holdings, LLC (CF512, Inc.)	—	Media	—	—	153,846	154	149
SV Aero Holdings, LLC (10)	—	Aerospace and Defense	—	—	25	219	333
TAC LifePort Holdings, LLC (10)	—	Aerospace and Defense	—	—	254,206	239	434

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
TCG 3.0 Jogger Co-Invest, LP - Common Equity	—	Media	—	—	6,475	$1,252	$1,068
Tower Arch Infolinks Media, LP (10)	—	Media	—	—	542,000	251	844
Tower Arch Infolinks Media, LP (8), (10)	—	Media	—	—	353,444	—	—
TPC Holding Company, LP (9)	—	Food	—	—	11,527	12	140
TPCN Holdings, LLC - Common Equity (9)	—	Diversified Conglomerate Service	—	—	473,400	473	473
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	608	1	9
UniVista Insurance (10)	—	Business Services	—	—	400	338	742
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,078
Watchtower Holdings, LLC (10)	—	Electronics	—	—	12,419	1,242	1,297
WCP Ivyrehab Coinvestment, LP (10)	—	Healthcare, Education and Childcare	—	—	208	208	189
WCP Ivyrehab QP CF Feeder, LP (10)	—	Healthcare, Education and Childcare	—	—	3,754	3,793	3,416
WCP Ivyrehab QP CF Feeder, LP - Unfunded (8), (10)	—	Healthcare, Education and Childcare	—	—	246	—	(22)
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	98	826
Total Common Equity/Partnership Interests/Warrants						104,790	119,111
US Government Securities—12.2% of Net Assets
U.S. Treasury Bill (5)	07/23/2024	Short-Term U.S. Government Securities	5.24%	—	60,000	59,820	59,808
Total US Government Securities						59,820	59,808
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						854,365	854,027
Investments in Non-Controlled, Affiliated Portfolio Companies—6.8% of Net Assets (1), (2)
First Lien Secured Debt—1.2% of Net Assets
Walker Edison Furniture Company LLC (6)	03/01/2029	Home and Office Furnishings	—	—	9,930	9,512	2,880

Walker Edison Furniture Company, LLC - Unfunded Term Loan (6), (8)	03/01/2029	Home and Office Furnishings	—	—	708	—	(503)
Walker Edison Furniture Company LLC - Junior Revolver (6)	03/01/2029	Home and Office Furnishings	—	—	3,333	3,333	3,333
Total First Lien Secured Debt						12,845	5,710
Preferred Equity/Partnership Interests—5.6% of Net Assets(6)
Cascade Environmental Holdings, LLC (Preferred)	—	Environmental Services	—	—	5,887,236	32,791	26,304
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,260
Total Preferred Equity/ Partnership Interests						33,709	27,564

Common Equity/Partnership Interests/Warrants—0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	$2,852	$-
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,638	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						56,192	33,274
Investments in Controlled, Affiliated Portfolio Companies—75.8% of Net Assets (1), (2)
First Lien Secured Debt—20.8% of Net Assets
AKW Holdings Limited (9), (11), (12)	03/15/2027	Healthcare, Education and Childcare	12.32%	3M SOFR+700	£41,869	57,286	52,926
			(PIK 6.8)
MidOcean JF Holdings Corp.	07/31/2026	Distribution	11.38%	3M SOFR+605	49,750	49,172	49,004
Total First Lien Secured Debt						106,458	101,930
Second Lien Secured Debt—0.0% of Net Assets
Total Second Lien Secured Debt
Subordinated Debt—27.9% of Net Assets
Flock Financial, LLC (6), (12)	10/19/2027	Financial Services	14.5%	—	21,398	21,398	21,398
			(PIK 14.5%)
PennantPark Senior Loan Fund, LLC (12)	7/31/2027	Financial Services	13.33%	3M SOFR+800	115,886	115,886	115,886
Total Subordinated Debt						137,284	137,284
Preferred Equity—5.4% of Net Assets (6)
Flock Financial Class A Preferred Equity(12)	—	Financial Services	—	—	2,047,727	7,313	7,313
Flock Financial Class B Preferred Equity(12)	—	Financial Services	—	—	5,409,091	19,318	19,318
Total Preferred Equity						26,631	26,631
Common Equity—21.7% of Net Assets (6)
AKW Holdings Limited - Common Equity (9), (11), (12)	—	Healthcare, Education and Childcare	—	—	£950	132	4,418
JF Intermediate, LLC	—	Distribution	—	—	43,918	4,488	32,593
PennantPark Senior Loan Fund, LLC (12)	—	Financial Services	—	—	67,373,319	67,436	69,718
Total Common Equity						72,056	106,729
Total Investments in Controlled, Affiliated Portfolio Companies						342,429	372,574
Total Investments—256.5% of Net Assets						1,252,986	1,259,875
Cash and Cash Equivalents—12.0% of Net Assets
BlackRock Federal FD Institutional 30						47,300	47,300
Non-Money Market Cash						11,851	11,852
Total Cash and Cash Equivalents						59,151	59,152
Total Investments and Cash Equivalents—268.5% of Net Assets						1,312,137	$1,319,027
Liabilities in Excess of Other Assets—(168.5%) of Net Assets							(827,805)
Net Assets—100.0%					`		$491,222

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

JUNE 30, 2024

(In thousands, except share data)

(3)
Valued based on our accounting policy (See Note 2).
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate (SOFR), or Prime rate (P), or
Sterling Overnight Index Average (SONIA). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind or "PIK" interest and other fee rates, if any.
(5)
The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (See Note 5).
(6)
Non-income producing securities.
(7)
Partial non-accrual PIK securities
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
Non-U.S. company or principal place of business outside the United States.
(10)
Investment is held through our Taxable Subsidiary (See Note 1).
(11)
Par / Shares amount is denominated in British Pounds (£) and in Canadian (CAD) as denoted.
(12)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2024, qualifying assets represent 77% of the Company’s total assets and non-qualifying assets represent 23% of the Company’s total assets.

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate (SOFR) or Prime rate, (P), or
Sterling Overnight Index Average, (SONIA). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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

JUNE 30, 2024

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

We execute our investment strategy directly and through our wholly owned subsidiaries, our unconsolidated joint venture and unconsolidated limited partnership. The term “subsidiary” means entities that primarily engage in investment activities in securities or other assets and are wholly owned by us. The Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities of securities or other assets other than entities wholly owned by the Company. We comply with the provisions of Section 18 of the 1940 Act governing capital structure and leverage on an aggregate basis with our subsidiaries. Our subsidiaries comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

In January 2022, we formed PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of June 30, 2024, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies and any other parameters used in determining these estimates and assumptions could cause actual results to differ from such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions in consolidation. References to the Financial Accounting Standards Board’s ("FASB’s") or Accounting Standards Codification, as amended ("ASC"), serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

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

Restatement of Previously Issued Financial Statement

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at June 30, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the nine months ended June 30, 2023 as an increase to cash and cash equivalents, beginning of period totaling $2.1 million, an increase to cash and cash equivalents, end of period totaling $3.9 million, and increase in due to affiliates of $1.8 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of June 30, 2023. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the nine months ended June 30, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended June 30, 2024.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount ("OID"), market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees, and agency fees and are recorded as other investment income when earned.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2024, we had three portfolio companies on non-accrual, representing 4.2% and 2.5% percent of overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million respectively, which pertains to U.S. federal excise tax. For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $1.2 million and $3.6 million respectively, which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $0.2 million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of $1.7 million and $2.4 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three months and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $0.7 million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of zero and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of June 30, 2024 and September 30, 2023, the Company recognized a provision for taxes of $0.9 million and $3.4 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months and nine months ended June 30, 2024, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is zero as of June 30, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

On June 4, 2024, we entered into equity distribution agreements with Truist Securities, Inc. and Keefe, Bruyette & Woods, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering ("ATM Program"). We may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and nine months ended June 30, 2024, we issued 71,594 and 71,594 shares of common stock through the ATM Program at an average price of $7.72 and $7.72 per share, raising $0.6 million and $0.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU, No. 2020-04"), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our financial statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2024, the Investment Adviser earned base management fees of $4.2 million and $12.4 million, respectively, from us. For the three and nine months ended June 30, 2023, the Investment Adviser earned base management fee of $4.0 million and $12.6 million respectively, from us.

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

For the three and nine months ended June 30, 2024, the Investment Adviser earned $3.3 million and $9.7 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2023, the Investment Adviser earned an incentive fee of $4.9 million and $10.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024, we recorded the Investment Administrator expense of approximately $0.5 million and $1.2 million, respectively, for the services described above. For the three and nine months ended June 30, 2023, we recorded the Investment Administrator expense of approximately $0.8 million and $1.4 million, respectively, for the services described above.

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

(c) Other Related Party Transactions

The Company, the Investment Adviser and certain other affiliates have been granted an order for exemptive relief by the SEC for the Company to co-invest with other funds managed by the Investment Adviser. If we co-invest with other affiliated funds, our Investment Adviser would not receive compensation except to the extent permitted by the exemptive order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2024 and 2023.

For the three and nine months ended June 30, 2024, we sold $37.8 million and $191.8 million in investments to PSLF at fair value, respectively, and recognized less than $0.1 million and less than $0.1 million of net realized gains, respectively. For the three and nine months ended June 30, 2023, we sold $61.8 million and $80.2 million in investments to PSLF at fair value, respectively, and recognized less than $0.2 million and less than $0.3 million of net realized gains, respectively.

For the three and nine months ended June 30, 2024, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For the three and nine months ended June 30, 2023, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

As of June 30, 2024 and September 30, 2023, PNNT had a payable to PSLF and PTSF II of less than $0.1 million and $4.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

As of June 30, 2024 and September 30, 2023, PNNT had a receivable from Administrator of $0.1 million and zero, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2024 totaled $225.8 million and $757.0 million, respectively. For the three and nine months ended June 30, 2023, purchases of investments, including PIK interest, totaled $70.5 million and $216.8 million. Sales and repayments of investments for the three and nine months ended June 30, 2024 totaled $192.6 million and $589.4 million, respectively. For the three and nine months ended June 30, 2023, sales and repayments of investments totaled $135.7 million and $280.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2024		September 30, 2023
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$704,300	$675,906	$538,737	$527,657
U.S. Government Securities	59,820	59,808	99,768	99,751
Second lien	67,165	65,575	96,759	80,396
Subordinated debt / corporate notes	47,090	47,790	54,897	53,897
Subordinated notes in PSLF	115,885	115,885	102,325	102,325
Equity	191,290	225,193	166,798	175,538
Equity in PSLF	67,436	69,718	58,643	62,083
Total investments	1,252,986	1,259,875	1,117,927	1,101,647
Cash and cash equivalents	59,151	59,152	38,784	38,775
Total investments and cash and cash equivalents	$1,312,137	$1,319,027	$1,156,711	$1,140,422

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2024 (1)	September 30, 2023 (1)
Distribution	15%	7%
Business Services	13	16
Healthcare, Education and Childcare	13	13
Consumer Products	10	8
Financial Services	6	5
Short-Term U.S. Government Securities	6	11
Aerospace and Defense	5	5
Auto Sector	4	4
Media	4	5
Telecommunications	3	5
Environmental Services	3	4
Chemicals, Plastics and Rubber	3	5
Electronics	3	2
Building Materials	2	1
Personal, Food and Miscellaneous Services	2	2
Education	1	1
Buildings and Real Estate	1	—
Diversified Conglomerate Service	1	—
Insurance	1	1
Transportation	1	1
Personal and Non-Durable Consumer Products	1	1
Other	2	3
Total	100.00%	100%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of June 30, 2024 and September 30, 2023, PSLF had total assets of $977.0 million and $872.8 million, respectively and its investment portfolio consisted of debt investments in 101 and 90 portfolio companies, respectively. As of the same dates, we and Pantheon had remaining commitments to fund subordinated debt of zero and $22.4 million, respectively, and equity interest of zero and $14.5 million, respectively, in PSLF. As of June 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $21.5 million and the five largest investments totaled $100.1 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2024 and September 30, 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of June 30, 2024 and September 30, 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million, respectively, and equity interests of $67.4 million and $58.6 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, has entered into a $325.0 million (increased from $225.0 million on September 2, 2022) senior secured revolving credit facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of June 30, 2024 and September 30, 2023, there was $246.0 million of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of June 30, 2024 and September 30, 2023, there was $246.0 million of external 2035 Asset-Backed Debt.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2024 (Unaudited)	September 30, 2023
Total investments	$926,103	$804,187
Weighted average cost yield on income producing investments	11.8%	12.1%
Number of portfolio companies in PSLF	101	90
Largest portfolio company investment at fair value	$21,520	$19,737
Total of five largest portfolio company investments at fair value	$100,056	$97,526

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

Below is a listing of PSLF’s individual investments as of June 30, 2024 ($ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
First Lien Secured Debt - 803.6%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.83%	SOFR+ 550	14,775	$14,533	$14,775
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.55%	SOFR+ 525	6,468	6,359	6,273
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.80%	SOFR+ 550	15,389	15,096	15,512
AFC - Dell Holding Corp.	04/09/27	Distribution	11.75%	SOFR+ 640	2,282	2,256	2,260
Ad.net Acquisition, LLC	05/07/26	Media	11.60%	SOFR+ 600	4,850	4,850	4,850
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	10.83%	SOFR+ 550	14,925	14,728	14,925
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.43%	SOFR+ 610	14,725	14,475	14,136
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.73%	SOFR+ 640	13,849	13,793	13,642
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	11.23%	SOFR+ 575	13,744	13,673	13,744
Applied Technical Services, LLC	12/29/26	Environmental Services	11.25%	SOFR+ 590	13,750	13,623	13,544
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.58%	SOFR+ 625	21,628	21,323	21,520
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.08%	SOFR+ 575	14,775	14,554	14,480
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.58%	SOFR+ 625	6,983	6,867	6,930
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+ 650	8,910	8,815	8,799
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	11.66%	SOFR+ 640	19,645	19,388	19,517
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.09%	SOFR+ 475	12,228	12,158	12,045
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.60%	SOFR+ 626	9,438	9,438	9,438
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.69%	SOFR+ 535	887	834	857
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	11.08%	SOFR+ 575	5,486	5,412	5,459
Carnegie Dartlet, LLC	02/07/30	Education	10.84%	SOFR+ 550	9,975	9,835	9,825
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.08%	SOFR+ 575	17,150	16,910	17,150
CF512, Inc.	08/20/26	Media	11.54%	SOFR+ 619	2,899	2,883	2,855
Connatix Buyer, Inc.	07/13/27	Media	11.11%	SOFR+ 576	8,739	8,726	8,564
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.35%	SOFR+ 501	2,555	2,535	2,549
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.18%	SOFR+ 575	10,615	10,578	10,615
DRI Holding Inc.	12/21/28	Media	10.69%	SOFR+ 535	5,845	5,420	5,604
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.73%	SOFR+ 640	14,049	14,025	13,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.08%	SOFR+ 575	6,172	6,110	6,079
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.85%	SOFR+ 650	12,280	12,074	12,402
Exigo Intermediate II, LLC	03/15/27	Business Services	11.69%	SOFR+ 625	9,676	9,574	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.35%	SOFR+ 475	3,491	3,413	3,494
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.47%	SOFR+ 700	4,274	4,204	4,242
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.48%	SOFR+ 610	6,971	6,958	6,622
Graffiti Buyer, Inc.	08/10/27	Distribution	10.93%	SOFR+ 560	3,126	3,087	3,095
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+ 550	6,146	6,146	5,777
Hills Distribution, Inc	11/08/29	Distribution	11.33%	SOFR+ 600	14,328	14,139	14,185
HV Watterson Holdings, LLC	12/17/26	Business Services	11.73%	SOFR+ 615	14,987	14,851	14,313
HW Holdco, LLC	05/10/26	Media	11.70%	SOFR+ 640	18,451	18,380	18,451
IG Investments Holdings, LLC	09/22/28	Business Services	11.43%	SOFR+ 600	4,394	4,330	4,317
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.43%	SOFR+ 510	5,523	5,451	5,495
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.18%	SOFR+ 685	10,969	10,807	10,969
Infolinks Media Buyco, LLC	11/01/26	Media	10.83%	SOFR+ 550	10,902	10,838	10,793
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.50%	SOFR+ 605	19,571	19,527	19,473
Inventus Power, Inc.	06/30/25	Consumer Products	12.96%	SOFR+ 761	13,117	12,961	12,855
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.48%	SOFR+ 615	13,701	13,510	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.72%	SOFR+ 640	4,625	4,615	4,569
Lash OpCo, LLC	02/18/27	Consumer Products	8.06%	SOFR+ 275	20,184	20,069	19,982
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.69%	SOFR+ 535	12,123	12,011	12,123
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.74%	SOFR+ 625	6,271	6,165	6,271
MAG DS Corp.	04/01/27	Aerospace and Defense	10.93%	SOFR+ 550	7,539	7,173	7,275
Magenta Buyer, LLC	07/31/28	Software	10.59%	SOFR+ 526	3,756	3,552	2,072
Mars Acquisition Holdings Corp.	05/14/26	Media	10.98%	SOFR+ 565	10,802	10,746	10,802
MBS Holdings, Inc.	04/16/27	Telecommunications	11.27%	SOFR+ 585	8,352	8,274	8,360
Meadowlark Acquirer, LLC	12/10/27	Business Services	11.23%	SOFR+ 575	2,930	2,889	2,857
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	11.58%	SOFR+ 625	9,950	9,796	9,950
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	10.58%	SOFR+ 525	8,000	7,887	8,000
MOREgroup Holdings, LLC	01/16/30	Business Services	11.08%	SOFR+ 575	7,481	7,379	7,406
Municipal Emergency Services, Inc.	10/01/27	Distribution	10.49%	SOFR+ 515	5,928	5,833	5,928
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.18%	SOFR+ 575	7,372	7,327	7,004
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	11.68%	SOFR+ 635	14,888	14,625	14,888
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.83%	SOFR+ 550	3,491	3,443	3,439
One Stop Mailing, LLC	05/07/27	Transportation	11.71%	SOFR+ 636	8,403	8,271	8,403
Owl Acquisition, LLC	02/04/28	Education	10.69%	SOFR+ 535	3,893	3,807	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	11.85%	SOFR+ 651	4,340	4,304	4,340
PCS Midco, Inc.	03/01/30	Financial Services	11.10%	SOFR+ 575	5,826	5,745	5,768
PL Acquisitionco, LLC	11/09/27	Retail	12.44%	SOFR+ 710	8,143	8,047	6,514
Pacific Purchaser, LLC	10/02/28	Business Services	11.26%	SOFR+ 600	12,935	12,705	13,013
PlayPower, Inc.	05/08/26	Consumer Products	10.96%	SOFR+ 565	2,529	2,477	2,491
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.68%	SOFR+ 635	3,288	3,251	3,255
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.38%	SOFR+ 575	12,599	12,567	12,347
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	10.92%	SOFR+ 550	5,560	5,560	5,560
Reception Purchaser, LLC	04/28/28	Transportation	11.48%	SOFR+ 615	4,962	4,910	3,970
Recteq, LLC	01/29/26	Consumer Products	12.49%	SOFR+ 715	9,675	9,609	9,530
Research Now Group, LLC and Dynata, LLC [3]	12/20/24	Business Services	0.00%	SOFR+ 576	14,351	14,318	12,198
Research Now Group, LLC and Dynata, LLC-DIP	08/06/24	Business Services	14.21%	SOFR+ 886	617	570	617
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	10.78%	SOFR+ 550	3,942	3,925	3,946

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.02%	SOFR+ 575	4,347	$4,276	$4,303
S101 Holdings Inc.	12/29/26	Electronics	11.45%	SOFR+ 615	4,218	4,156	4,176
Sales Benchmark Index LLC	01/03/25	Business Services	11.53%	SOFR+ 620	6,676	6,660	6,676
Sargent & Greenleaf Inc.	12/20/24	Electronics	11.92%	SOFR+ 650	4,675	4,675	4,675
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.48%	SOFR+ 615	14,738	14,540	14,259
Sigma Defense Systems, LLC	12/18/27	Telecommunications	12.49%	SOFR+ 715	14,687	14,518	14,540
Simplicity Financial Marketing Group Holdings, Inc	12/02/26	Banking, Finance, Insurance & Real Estate	11.71%	SOFR+ 640	11,387	11,220	11,274
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.96%	SOFR+ 450	1,294	1,271	1,295
Smartronix, LLC	11/23/28	Aerospace and Defense	11.33%	SOFR+ 600	19,564	19,274	19,564
Solutionreach, Inc.	07/17/25	Communications	12.48%	SOFR+ 700	9,239	9,208	9,239
SpendMend Holdings, LLC	03/01/28	Business Services	10.98%	SOFR+ 565	9,534	9,314	9,534
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	9.60%	SOFR+ 425	3,554	3,391	3,566
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.16%	SOFR+ 575	15,844	15,624	15,844
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	11.84%	SOFR+ 650	9,975	9,819	9,875
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.50%	SOFR+ 515	2,668	2,581	2,659
Teneo Holdings LLC	03/13/31	Business Services	10.09%	SOFR+ 475	2,993	2,963	2,996
The Bluebird Group LLC	07/27/26	Business Services	11.98%	SOFR+ 665	11,933	11,889	11,933
The Vertex Companies, LLC	08/31/27	Business Services	11.48%	SOFR+ 610	7,631	7,552	7,641
TPC US Parent, LLC	11/24/25	Food	10.95%	SOFR+ 550	5,437	5,369	5,437
Transgo, LLC	12/29/28	Auto Sector	11.34%	SOFR+ 600	14,952	14,742	14,952
TWS Acquisition Corporation	06/06/25	Education	11.74%	SOFR+ 625	3,628	3,624	3,628
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.95%	SOFR+ 550	11,393	11,305	10,596
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.76%	SOFR+ 625	3,831	3,780	3,804
Watchtower Buyer, LLC	12/01/29	Consumer Products	11.33%	SOFR+ 600	8,978	8,843	8,897
Wildcat Buyerco, Inc.	02/27/27	Electronics	11.08%	SOFR+ 575	19,305	19,162	19,305
Zips Car Wash, LLC	12/31/24	Business Services	12.69%	SOFR+ 725	19,736	19,645	18,998

Total First Lien Secured Debt						930,700	926,103
Total Investments - 803.6%
Cash and Cash Equivalents - 38.8%
BlackRock Federal FD Institutional 30						44,765	44,765
Total Cash and Cash Equivalents						44,765	44,765
Total Investments and Cash Equivalents - 842.5)%						$975,465	$970,868
Liabilities in Excess of Other Assets — (716.9)%							(855,630)
Members' Equity—100.0%							$115,238

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate (“SOFR”) or Prime rate ("P”). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF’s accounting policy.
(3)
Non-income producing security.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	05/07/26	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.79%	SOFR+675	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	12.04%	SOFR+650	14,354	14,319	14,103
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.22%	SOFR+575	10,882	10,847	10,665
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/26	Environmental Services	11.51%	SOFR+575	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan [3]	12/29/26	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	11.79%	SOFR+625	17,823	17,588	17,556
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.50%	SOFR+600	9,683	9,683	9,683
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.67%	SOFR+525	893	836	841
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	08/20/26	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.90%	SOFR+575	2,575	2,550	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.24%	SOFR+575	10,882	10,834	10,882
DRI Holding Inc.	12/21/28	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	01/17/24	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	03/15/27	Business Services	11.17%	SOFR+575	9,750	9,637	9,555
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.43%	SOFR+700	4,373	4,291	4,307
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+650	7,027	7,008	6,676
Graffiti Buyer, Inc.	08/10/27	Distribution	10.99%	SOFR+575	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.32%	SOFR+600	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/26	Business Services	11.79%	SOFR+600	15,140	14,974	15,110
HW Holdco, LLC	12/10/24	Media	11.70%	SOFR+625	14,250	14,171	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.72%	SOFR+550	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/01/26	Media	11.17%	SOFR+575	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.57%	SOFR+575	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	13.42%	SOFR+800	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+565	4,658	4,631	4,603
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.67%	SOFR+575	12,218	12,056	12,096
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.77%	SOFR+665	6,318	6,206	6,192
MAG DS Corp.	04/01/27	Aerospace and Defense	10.99%	SOFR+550	7,601	7,153	7,202
Magenta Buyer, LLC	07/31/28	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	05/14/26	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	04/16/27	Telecommunications	11.22%	SOFR+575	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/01/27	Distribution	11.04%	SOFR+550	5,975	5,860	5,843
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	05/09/29	Financial Services	11.97%	SOFR+660	8,020	7,910	8,020
One Stop Mailing, LLC	05/07/27	Transportation	11.68%	SOFR+625	8,470	8,311	8,470
Owl Acquisition, LLC	02/04/28	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.90%	SOFR+725	4,378	4,343	4,301
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	11,267	11,244
PL Acquisitionco, LLC	11/09/27	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	05/08/26	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.74%	SOFR+625	3,314	3,267	3,264
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.22%	SOFR+550	5,603	5,603	5,603
Reception Purchaser, LLC	4/28/2028	Transportation	11.54%	SOFR+600	5,000	4,937	4,800
Recteq, LLC	1/29/2026	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	11.13%	SOFR+550	14,389	14,332	12,591
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.54%	SOFR+575	3,176	3,162	3,131
Riverside Assessments, LLC	3/10/2025	Education	11.29%	SOFR+625	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
Sales Benchmark Index LLC	1/3/2025	Business Services	11.59%	SOFR+600	6,859	$6,815	$6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	7/17/2025	Communications	12.37%	SOFR+700	9,239	9,206	9,202
SpendMend Holdings, LLC	3/1/2028	Business Services	11.04%	SOFR+575	9,607	9,352	9,396
STV Group Incorporated	12/11/2026	Transportation	10.67%	SOFR+525	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	7/18/2025	Financial Services	10.67%	SOFR+525	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+650	11,095	11,008	10,929
The Bluebird Group LLC	7/27/2026	Business Services	12.79%	SOFR+725	7,855	7,872	7,823
The Vertex Companies, LLC	8/31/2027	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	6/6/2025	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	3/1/2024	Business Services	12.67%	SOFR+725	19,682	19,582	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618

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
index while it is unfunded.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	June 30, 2024 (Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$930,700 and $810,737, respectively)	$926,103	$804,187
Cash and cash equivalents (cost—$44,765 and $59,096, respectively)	44,765	59,096
Interest receivable	5,648	5,248
Prepaid expenses and other assets	430	936
Due from affiliate	64	3,296
Total assets	977,010	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,575	244,284
2035 Asset-backed debt, net (par—$246,000)	244,021	243,727
Notes payable to members	191,546	169,131
Credit facility payable	152,600	88,600
Interest payable on credit facility and asset backed debt	11,413	10,421
Distribution payable to members	12,210	7,250
Interest payable on notes to members	4,397	3,895
Accounts payable and accrued expenses	885	835
Due to affiliate	125	—
Payable for investments purchased	—	2,002
Total liabilities	861,772	770,145
Commitments and contingencies [1]
Members' equity	115,238	102,618
Total liabilities and members' equity	$977,010	$872,763

———————————

(1)
As of June 30, 2024 and September 30, 2023, PSLF had zero and $0.5 million, respectively, of unfunded commitments to fund investments

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Interest	$28,866	$22,848	$83,812	$62,916
Other income	222	422	696	1,270
Total investment income	29,088	23,270	84,508	64,186
Expenses:
Interest expense on credit facility and asset-backed debt	13,635	9,798	39,613	26,487
Interest expense on notes to members	6,450	5,397	18,361	15,123
Administration fees	778	513	1,948	1,733
General and administrative expenses	305	194	725	485
Total expenses	21,168	15,902	60,647	43,828
Net investment income	7,920	7,368	23,861	20,358
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	(43)	—	(22)
Net change in unrealized appreciation (depreciation) on investments	(400)	1,683	1,935	(3,934)
Net realized and unrealized gain (loss) on investments	(400)	1,640	1,935	(3,956)
Net increase (decrease) in members' equity resulting from operations	$7,520	$9,008	$25,796	$16,402

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

June 30, 2024

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

The remainder of our investment portfolio and our long-term Truist Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization ("EBITDA"), multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at June 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$7,717	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	659,820	Market Comparable	Market yield	6.4% - 20.6% (10.4%)
First lien	8,369	Enterprise Market Value	EBITDA multiple	7.2x
Second lien	65,575	Market Comparable	Market yield	14.3% - 18.4% (15.1%)
Subordinated debt / corporate notes	163,675	Market Comparable	Market yield	13.3% - 16.9% (14.1%)
Equity	216,457	Enterprise Market Value	EBITDA multiple	0.4x - 21.8x (9.5x)
Total Level 3 investments	$1,121,613
Debt Category ($ in thousands)
Truist Credit Facility	$446,554	Market Comparable	Market yield	1.9%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$15,090	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	512,567	Market Comparable	Market yield	7.0% – 25.0% (11.4%)
Second lien	9,512	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	70,884	Market Comparable	Market yield	14.2% - 20.8% (15.9%)
Subordinated debt / corporate notes	156,222	Market Comparable	Market yield	13.4% - 18.8% (14.3%)
Equity	161,895	Enterprise Market Value	EBITDA multiple	0.5x - 17.7x (10.9x)
Equity	1,158	Enterprise Market Value	DLOM(2)	27.9%
Total Level 3 investments	$927,328
Debt Category ($ in thousands)
Truist Credit Facility	$206,940	Market Comparable	Market yield	2.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.
2.
DLOM is defined as discount for lack of marketability.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at June 30, 2024
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$905,155	$—	$—	$905,155	$—
U.S. Government Securities(3)	59,808	—	59,808	—	—
Equity investments	294,912	—	—	216,458	78,454
Total investments	1,259,875	—	59,808	1,121,613	78,454
Cash and cash equivalents	59,152	59,152	—	—	—
Total investments and cash and cash equivalents	$1,319,027	$59,152	$59,808	$1,121,613	$78,454
Truist Credit Facility	$446,554	$—	$—	$446,554	$—
2026 Notes(2)	148,345	—	148,345	—	—
2026 Notes-2(2)	162,866	—	162,866	—	—
Total debt	$757,765	$—	$311,211	$446,554	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), our equity investment in PSLF and PTSF II are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
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

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2024
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(23,256)	(11,401)	(34,657)
Net change in unrealized appreciation (depreciation)	(842)	25,058	24,216
Purchases, PIK interest, net discount accretion and non-cash exchanges	537,661	43,463	581,124
Sales, repayments and non-cash exchanges	(372,683)	(3,715)	(376,398)
Transfers in/out of Level 3	—	—	—
Ending balance	$905,155	$216,458	$1,121,613
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(16,458)	$14,138	$(2,320)

	Nine Months Ended June 30, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$902,165	$257,162	$1,159,327
Net realized gain (loss)	(17,013)	(128,201)	(145,214)
Net change in unrealized appreciation (depreciation)	9,320	47,121	56,441
Purchases, PIK interest, net discount accretion and non-cash exchanges	190,764	22,345	213,109
Sales, repayments and non-cash exchanges	(245,179)	(33,748)	(278,927)
Transfers in/out of Level 3	—	—	—
Ending balance	$840,057	$164,679	$1,004,736
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$1,974	$(37,397)	$(35,423)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Nine months ended June 30,
Long-Term Credit Facility	2024	2023
Beginning balance (cost – $212,420 and $385,920, respectively)	$206,940	$376,687
Net change in unrealized appreciation (depreciation) included in earnings	1,578	2,474
Borrowings (1)	423,036	122,500
Repayments (1)	(185,000)	(194,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $450,456 and $314,420, respectively)	$446,554	$307,661
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $450,456 and $314,420, respectively)	$446,554	$307,661

(1)
Excludes temporary draws.

As of June 30, 2024, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$45,508	September 26, 2024	$(3,912)
Canadian dollar	$2,800	$2,036	$2,046	July 22, 2024	$10

As of September 30, 2023, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$43,940	December 28, 2023	$(5,480)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the, 2026 Notes, and 2026 Notes-2.

For the three and nine months ended June 30, 2024, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of less than $(0.1) million and $(1.6) million, respectively. For the three and nine months ended June 30, 2023, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $(8.4) million and $(2.5) million, respectively. As of June 30, 2024 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.9 million and $5.5 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2024	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$51,660	$1,897	$—	$3,787	$57,344	$2,893	$1,897	$—	$—
Flock Financial, LLC (5)	32,300	20,006	(5,306)	1,029	48,029	1,358	587	—	(5,305)
JF Intermediate, LLC (MidOcean JF Holdings Corp.) (2)	8,759	51,846	(250)	21,243	81,598	4,029	—	—	—
Mailsouth Inc.	—	—	(28,899)	28,899	—	—	—	—	(28,899)
PennantPark Senior Loan Fund, LLC (3)	164,408	22,353	—	(1,158)	185,603	11,109	—	16,765	—
RAM Energy LLC (4)	—	—	—	—	—	—	—	—	(1,270)
Total Controlled Affiliates	$257,127	$96,102	$(34,455)	$53,800	$372,574	$19,389	$2,484	$16,765	$(35,474)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,105	$—	$—	$(4,541)	$27,564	$—	$—	$—	$—
Walker Edison Furniture Company LLC	13,907	2,470	—	(10,667)	5,710	—	347	—	—
Total Non-Controlled Affiliates	$46,012	$2,470	$—	$(15,208)	$33,274	$—	$347	$—	$—
Total Controlled and Non-Controlled Affiliates	$303,139	$98,572	$(34,455)	$38,592	$405,848	$19,389	$2,831	$16,765	$(35,474)

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
(4)
RAM Energy LLC was fully realized in January 2023, during the nine months ended June 30, 2024 there was realized loss due to reduction of the escrow receivable.
(5)
Flock Financial, LLC became a controlled affiliate during the quarter ended June 30, 2024.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator for net increase (decrease) in net assets resulting from operations	$3,746	$20,949	$30,484	$(46,072)
Denominator for basic and diluted weighted average shares	65,238,634	65,224,500	65,229,194	65,224,500
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.06	$0.32	$0.47	$(0.71)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2024 and September 30, 2023, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $59.2 million and $38.8 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Nine Months Ended June 30,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$7.70	$8.98
Net investment income (1)	0.70	0.77
Net change in realized and unrealized gain (loss) (1)	(0.24)	(1.48)
Net increase (decrease) in net assets resulting from operations (1)	0.46	(0.71)
Distributions to stockholders (1), (2)	(0.64)	(0.55)
Repurchase of common stock (1)	—	—
Net asset value, end of period	$7.52	$7.72
Per share market value, end of period	$7.55	$5.89
Total return* (3)	25.84%	18.72%
Shares outstanding at end of period	65,296,094	65,224,500
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.65%	7.70%
Ratio of debt related expenses to average net assets (5)	8.76%	7.72%
Ratio of total expenses to average net assets (5)	16.41%	15.42%
Ratio of net investment income to average net assets (5)	12.15%	12.11%
Net assets at end of period	$491,222	$503,619
Weighted average debt outstanding	$675,406	$677,883
Weighted average debt per share (1)	$10.35	$10.39
Asset coverage per unit (6)	$1,645	$1,791
Portfolio turnover ratio* (7)	30.03%	14.38%

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
(7)
Excludes short-term U.S. Government Securities

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2024 and 2023, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.5% and 6.0%, respectively. As of June 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 195%, respectively.

Truist Credit Facility

As of June 30, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2024 and September 30, 2023, we had $450.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2024 and September 30, 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of June 30, 2024 and September 30, 2023, we had $24.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of June 30, 2024, we were in compliance with the terms of the Truist Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2024

SBA Debentures

SBIC II was historically able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero as of June 30, 2024 and September 30, 2023, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate. As of both June 30, 2024 and September 30, 2023, SBIC II had zero in debt commitments, all of which was drawn as of September 30, 2022. We repaid the remaining SBA debentures during the year ended September 30, 2023.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2024 and September 30, 2023, we had $231.5 million and $160.8 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of zero and up to $22.4 million to PSLF as of June 30, 2024 and September 30, 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of June 30, 2024, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended June 30, 2024 and 2023, and cash flows for the nine-month periods ended June 30, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the consolidated statement of cash flows for the nine months ended June 30, 2023 has been restated to reclassify certain amounts presented within.

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

August 7, 2024

Awareness Letter of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation and its Subsidiaries for the periods ended June 30, 2024 and 2023, as indicated in our report dated August 7, 2024; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 7, 2024

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

Restatement of Previously Issued Financial Statement

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at June 30, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the nine months ended June 30, 2023 as an increase to cash and cash equivalents, beginning of period totaling $2.1 million, an increase to cash and cash equivalents, end of period totaling $3.9 million, and increase in due to affiliates of $1.8 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of June 30, 2023. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the nine months ended June 30, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended June 30, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2024, our portfolio totaled $1,259.9 million and consisted of $675.9 million or 54% of first lien secured debt, $59.8 million or 5% of U.S. Government Securities, $65.6 million or 5% of second lien secured debt, $163.7 million or13% of subordinated debt (including $115.9 million or 9% in PSLF) and $294.9 million or 23% of preferred and common equity (including $69.7 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of June 30, 2024, we had three portfolio companies on non-accrual, representing 4.2% and 2.5% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $6.9 million as of June 30, 2024. Our overall portfolio consisted of 144 companies with an average investment size of $8.3 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 12.7%.

As of September 30, 2023, our portfolio totaled $1,101.7 million and consisted of $527.7 million or 48% of first lien secured debt, $99.8 million or 9% of U.S. Government Securities, $80.4 million or 7% of second lien secured debt, $156.2 million or 14% of subordinated debt (including $102.3 million or 9% in PSLF) and $237.6 million or 22% of preferred and common equity (including $62.1 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 95% variable-rate investments and 5% fixed-rate investments. As of September 30, 2023, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $(16.3) million as of September 30, 2023. Our overall portfolio consisted of 129 companies with an average investment size of $7.8 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 13.0%.

For the three months ended June 30, 2024, we invested $163.1 million in 11 new and 42 existing portfolio companies with a weighted average yield on debt investments of 12.0% (excluding U.S. Government Securities). For the three months ended June 30, 2024, sales and repayments of investments totaled $132.9 million (excluding U.S. Government Securities). For the nine months ended June 30, 2024, we invested $752.1 million in 29 new and 65 existing portfolio companies with a weighted average yield on debt investments of 11.9% (excluding U.S. Government Securities). For the nine months ended June 30, 2024, sales and repayment of investments totaled $380.1 million (excluding U.S. Government Securities).

For the three months ended June 30, 2023, we invested $69.9 million in three new and 43 existing portfolio companies with a weighted average yield on debt investments of 12.6%. For the three months ended June 30, 2023, sales and repayments of investments totaled $135.7 million. For the nine months ended June 30, 2023, we invested $214.4 million in 15 new and 60 existing portfolio companies with a weighted average yield on debt investments of 11.9%. For the nine month ended June 30, 2023, sales and repayment of investments totaled $280.5 million.

PennantPark Senior Loan Fund, LLC

As of June 30, 2024, PSLF’s portfolio totaled $926.1 million, consisted of 101 companies with an average investment size of $9.2 million and had a weighted average yield interest bearing debt investments of 11.8%.

As of September 30, 2023, PSLF’s portfolio totaled $804.2 million, consisted of 90 companies with an average investment size of $8.9 million and had a weighted average yield interest bearing debt investments of 12.1%.

For the three months ended June 30, 2024, PSLF invested $56.0 million (including $37.8 million were purchased from the Company) in five new and seven existing portfolio companies at weighted average yield interest bearing debt investments of 11.5%. PSLF’s sales and repayments of investments for the same period totaled $54.9 million. For the nine months ended June 30, 2024, PSLF invested $250.2 million (of which $191.8 million was purchased from the Company) in 21 new and 16 existing portfolio companies with a weighted average yield on debt investments of 12.0%. PSLF Sales and repayments of investments for the same period totaled $133.8 million.

For the three months ended June 30, 2023, PSLF invested $64.0 million (of which $61.8 were purchased from the Company) in eight new and one existing portfolio companies at weighted average yield on interest bearing debt investments of 12.0%. PSLF’s sales and repayments of investments for the same period totaled $20.0 million. For the nine months ended June 30, 2023, PSLF invested $119.3 million (of which $80.2 million was purchased from the Company) in 16 new and six existing portfolio companies with a weighted average yield on debt investments of 11.8%. PSLF's sales and repayments of investments for the same period totaled $54.0 million.

At-the-Market Offering

On June 4, 2024, we entered into equity distribution agreements with Truist Securities, Inc. and Keefe, Bruyette & Woods, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering ("ATM Program"). We may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and nine months ended June 30, 2024, we issued 71,594 and 71,594 shares of common stock through the ATM Program at an average price of $7.72 and $7.72 per share, raising $0.6 million and $0.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months from those disclosed in our 2023 Annual Report on Form 10-K.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three and nine months ended June 30, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three and nine months ended June 30, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $(1.6) million, respectively. For the three and nine months ended June 30, 2023, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(8.4) million and $(2.5) million, respectively. As of June 30, 2024 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.9 million and $5.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $1.2 million and $3.6 million respectively, all of which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $0.2 million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of $1.7 million and $2.4 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three months and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $0.7 million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of zero and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of June 30, 2024 and September 30, 2023, the Company recognized a provision for taxes of $0.9 million and $3.4 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months and nine months ended June 30, 2024, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is zero as of June 30, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2024 and 2023.

Investment Income

For the three and nine months ended June 30, 2024, investment income was $37.0 million and $107.3 million, respectively, which was attributable to $25.9 million and $78.5 million from first lien secured debt, $2.1 million and $7.6 million from second lien secured debt, $0.6 million and $1.9 million from subordinated debt and $8.4 million and $19.3 million from other investments, respectively. For the three and nine months ended June 30, 2023, investment income was $45.0 million and $111.3 million, respectively, which was attributable to $24.1 million and $72.7 million from first lien secured debt, $3.5 million and $10.9 million from second lien secured debt, $1.2 million and $3.4 million from subordinated debt and $16.2 million and $24.3 million from preferred and common equity, respectively. The decrease in investment income for the nine months ended June 30, 2024 was primarily due to the decrease in dividend income.

Expenses

For the three and nine months ended June 30, 2024, expenses totaled $21.3 million and $61.7 million, respectively and were comprised of; $11.5 million and $32.9 million of debt related interest and expenses, $4.2 million and $12.4 million of base management fees, $3.3 million and $9.7 million of incentive fees, $1.5 million and $4.8 million of general and administrative expenses and $0.7 million and $1.9 million of provision for excise taxes. For the three and nine months ended June 30, 2023, expenses totaled $22.1 million and $61.4 million, respectively and were comprised of; $10.1 million and $30.5 million of debt-related interest and expenses, $4.0 million and $12.6 million of base management fees, $4.9 million and $10.6 million of incentive fees, $1.9 million and $4.1 million of general and administrative expenses and $1.2 million and $3.6 million of provision for excise taxes, respectively. The increase in expenses for the nine months ended June 30, 2024 was primarily due an increase in debt related interest and expenses.

Net Investment Income

For the three and nine months ended June 30, 2024, net investment income totaled $15.7 million and $45.7 million, or $0.24 per share, and $0.70 per share, respectively. For the three and nine months ended June 30, 2023, net investment income totaled $23.0 million and $49.9 million, or $0.35 per share and $0.77 per share, respectively. The decrease in net investment income for the nine months ended June 30, 2024 was primarily due to decrease in investment income.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2024, net realized gains (losses) totaled $(6.9) million and $(36.1) million, respectively. For the three and nine months ended June 30, 2023, net realized gains (losses) totaled $(6.9) million and $(151.5) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(5.1) million and $23.2 million, respectively. For the three and nine months ended June 30, 2023, the net unrealized appreciation (depreciation) on investments totaled $13.3 million and $57.1 million, respectively. As of June 30, 2024 and September 30, 2023, our net unrealized appreciation (depreciation) on investments totaled $6.9 million and $(16.3) million, respectively. The net change in unrealized depreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three and nine months ended June 30, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) less than $(0.1) million and $(1.6) million, respectively. For the three and nine months ended June 30, 2023, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $(8.4) million and $(2.5) million, respectively. As of June 30, 2024 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.9 million and $5.5 million, respectively. Net change in unrealized appreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2024, net increase (decrease) in net assets resulting from operations totaled $3.7 million and $30.5 million, or $0.06 per share, and $0.47 per share, respectively. For the three and nine months ended June 30, 2023, net increase (decrease) in net assets resulting from operations totaled $20.9 million and $(46.1) million, or $0.32 per share and $(0.71) per share, respectively. The increase in net assets from operations for the nine months ended June 30, 2024 was primarily due to a decrease in the net realized and unrealized depreciation in the portfolio primarily driven by changes in market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of June 30, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act was 164%% and 195%, respectively.

For the nine months ended June 30, 2024 and 2023, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.5% and 6.0%, respectively.

As of June 30, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2024 and September 30, 2023, we had $450.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2024 and September 30, 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of June 30, 2024 and September 30, 2023, we had $24.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of June 30, 2024, we were in compliance with the terms of the Truist Credit Facility.

As of June 30, 2024, we had $150 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of June 30, 2024, we had $165 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

On June 4, 2024, we entered into equity distribution agreements with Truist Securities, Inc. and Keefe, Bruyette & Woods, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering ("ATM Program"). We may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and nine months ended June 30, 2024, we issued 71,594 and 71,594 shares of common stock through the ATM Program at an average price of $7.72 and $7.72 per share, raising $0.6 million and $0.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of June 30, 2024 and September 30, 2023, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents of $59.2 million and $38.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the nine months ended June 30, 2024, our operating activities used cash of $167.7 million and our financing activities provided cash of $188.1 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily from borrowings under the Truist Credit Facility.

For the nine months ended June 30, 2023, our operating activities provided cash of $115.7 million and our financing activities used cash of $124.1 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to repayments under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of June 30, 2024 and September 30, 2023, PSLF had total assets of $977.0 million and $872.8 million, respectively and its investment portfolio consisted of debt investments in 101 and 90 portfolio companies, respectively. As of the same dates, we and Pantheon had remaining commitments to fund subordinated debt of zero and $22.4 million, respectively, and equity interest of zero and $14.5 million, respectively, in PSLF. As of June 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $21.5 million and the five largest investments totaled $100.1 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2024 and September 30, 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of June 30, 2024 and September 30, 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million, respectively, and equity interests of $67.4 million and $58.6 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, has entered into a $325.0 million (increased from $225.0 million on September 2, 2022) senior secured revolving credit facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of June 30, 2024 and September 30, 2023, there was $246.0 million of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of June 30, 2024 and September 30, 2023, there was $246.0 million of external 2035 Asset-Backed Debt.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2024 (Unaudited)	September 30, 2023
Total investments	$926,103	$804,187
Weighted average cost yield on income producing investments	11.8%	12.1%
Number of portfolio companies in PSLF	101	90
Largest portfolio company investment at fair value	$21,520	$19,737
Total of five largest portfolio company investments at fair value	$100,056	$97,526

Below is a listing of PSLF’s individual investments as of June 30, 2024 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
First Lien Secured Debt - 803.6%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.83%	SOFR+ 550	14,775	$14,533	$14,775
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.55%	SOFR+ 525	6,468	6,359	6,273
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.80%	SOFR+ 550	15,389	15,096	15,512
AFC - Dell Holding Corp.	04/09/27	Distribution	11.75%	SOFR+ 640	2,282	2,256	2,260
Ad.net Acquisition, LLC	05/07/26	Media	11.60%	SOFR+ 600	4,850	4,850	4,850
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	10.83%	SOFR+ 550	14,925	14,728	14,925
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.43%	SOFR+ 610	14,725	14,475	14,136
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.73%	SOFR+ 640	13,849	13,793	13,642
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	11.23%	SOFR+ 575	13,744	13,673	13,744
Applied Technical Services, LLC	12/29/26	Environmental Services	11.25%	SOFR+ 590	13,750	13,623	13,544
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.58%	SOFR+ 625	21,628	21,323	21,520
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.08%	SOFR+ 575	14,775	14,554	14,480
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.58%	SOFR+ 625	6,983	6,867	6,930
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+ 650	8,910	8,815	8,799
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	11.66%	SOFR+ 640	19,645	19,388	19,517
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.09%	SOFR+ 475	12,228	12,158	12,045
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.60%	SOFR+ 626	9,438	9,438	9,438
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.69%	SOFR+ 535	887	834	857
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	11.08%	SOFR+ 575	5,486	5,412	5,459
Carnegie Dartlet, LLC	02/07/30	Education	10.84%	SOFR+ 550	9,975	9,835	9,825
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.08%	SOFR+ 575	17,150	16,910	17,150
CF512, Inc.	08/20/26	Media	11.54%	SOFR+ 619	2,899	2,883	2,855
Connatix Buyer, Inc.	07/13/27	Media	11.11%	SOFR+ 576	8,739	8,726	8,564
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.35%	SOFR+ 501	2,555	2,535	2,549
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.18%	SOFR+ 575	10,615	10,578	10,615
DRI Holding Inc.	12/21/28	Media	10.69%	SOFR+ 535	5,845	5,420	5,604
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.73%	SOFR+ 640	14,049	14,025	13,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.08%	SOFR+ 575	6,172	6,110	6,079
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.85%	SOFR+ 650	12,280	12,074	12,402
Exigo Intermediate II, LLC	03/15/27	Business Services	11.69%	SOFR+ 625	9,676	9,574	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.35%	SOFR+ 475	3,491	3,413	3,494
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.47%	SOFR+ 700	4,274	4,204	4,242
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.48%	SOFR+ 610	6,971	6,958	6,622
Graffiti Buyer, Inc.	08/10/27	Distribution	10.93%	SOFR+ 560	3,126	3,087	3,095
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+ 550	6,146	6,146	5,777
Hills Distribution, Inc	11/08/29	Distribution	11.33%	SOFR+ 600	14,328	14,139	14,185
HV Watterson Holdings, LLC	12/17/26	Business Services	11.73%	SOFR+ 615	14,987	14,851	14,313
HW Holdco, LLC	05/10/26	Media	11.70%	SOFR+ 640	18,451	18,380	18,451
IG Investments Holdings, LLC	09/22/28	Business Services	11.43%	SOFR+ 600	4,394	4,330	4,317
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.43%	SOFR+ 510	5,523	5,451	5,495
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.18%	SOFR+ 685	10,969	10,807	10,969
Infolinks Media Buyco, LLC	11/01/26	Media	10.83%	SOFR+ 550	10,902	10,838	10,793
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.50%	SOFR+ 605	19,571	19,527	19,473
Inventus Power, Inc.	06/30/25	Consumer Products	12.96%	SOFR+ 761	13,117	12,961	12,855
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.48%	SOFR+ 615	13,701	13,510	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.72%	SOFR+ 640	4,625	4,615	4,569
Lash OpCo, LLC	02/18/27	Consumer Products	8.06%	SOFR+ 275	20,184	20,069	19,982
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.69%	SOFR+ 535	12,123	12,011	12,123
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.74%	SOFR+ 625	6,271	6,165	6,271
MAG DS Corp.	04/01/27	Aerospace and Defense	10.93%	SOFR+ 550	7,539	7,173	7,275
Magenta Buyer, LLC	07/31/28	Software	10.59%	SOFR+ 526	3,756	3,552	2,072
Mars Acquisition Holdings Corp.	05/14/26	Media	10.98%	SOFR+ 565	10,802	10,746	10,802
MBS Holdings, Inc.	04/16/27	Telecommunications	11.27%	SOFR+ 585	8,352	8,274	8,360
Meadowlark Acquirer, LLC	12/10/27	Business Services	11.23%	SOFR+ 575	2,930	2,889	2,857
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	11.58%	SOFR+ 625	9,950	9,796	9,950
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	10.58%	SOFR+ 525	8,000	7,887	8,000
MOREgroup Holdings, LLC	01/16/30	Business Services	11.08%	SOFR+ 575	7,481	7,379	7,406
Municipal Emergency Services, Inc.	10/01/27	Distribution	10.49%	SOFR+ 515	5,928	5,833	5,928
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.18%	SOFR+ 575	7,372	7,327	7,004
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	11.68%	SOFR+ 635	14,888	14,625	14,888
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.83%	SOFR+ 550	3,491	3,443	3,439
One Stop Mailing, LLC	05/07/27	Transportation	11.71%	SOFR+ 636	8,403	8,271	8,403
Owl Acquisition, LLC	02/04/28	Education	10.69%	SOFR+ 535	3,893	3,807	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	11.85%	SOFR+ 651	4,340	4,304	4,340
PCS Midco, Inc.	03/01/30	Financial Services	11.10%	SOFR+ 575	5,826	5,745	5,768
PL Acquisitionco, LLC	11/09/27	Retail	12.44%	SOFR+ 710	8,143	8,047	6,514
Pacific Purchaser, LLC	10/02/28	Business Services	11.26%	SOFR+ 600	12,935	12,705	13,013
PlayPower, Inc.	05/08/26	Consumer Products	10.96%	SOFR+ 565	2,529	2,477	2,491
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.68%	SOFR+ 635	3,288	3,251	3,255
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.38%	SOFR+ 575	12,599	12,567	12,347
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	10.92%	SOFR+ 550	5,560	5,560	5,560
Reception Purchaser, LLC	04/28/28	Transportation	11.48%	SOFR+ 615	4,962	4,910	3,970
Recteq, LLC	01/29/26	Consumer Products	12.49%	SOFR+ 715	9,675	9,609	9,530
Research Now Group, LLC and Dynata, LLC [3]	12/20/24	Business Services	0.00%	SOFR+ 576	14,351	14,318	12,198
Research Now Group, LLC and Dynata, LLC-DIP	08/06/24	Business Services	14.21%	SOFR+ 886	617	570	617
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	10.78%	SOFR+ 550	3,942	3,925	3,946

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.02%	SOFR+ 575	4,347	$4,276	$4,303
S101 Holdings Inc.	12/29/26	Electronics	11.45%	SOFR+ 615	4,218	4,156	4,176
Sales Benchmark Index LLC	01/03/25	Business Services	11.53%	SOFR+ 620	6,676	6,660	6,676
Sargent & Greenleaf Inc.	12/20/24	Electronics	11.92%	SOFR+ 650	4,675	4,675	4,675
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.48%	SOFR+ 615	14,738	14,540	14,259
Sigma Defense Systems, LLC	12/18/27	Telecommunications	12.49%	SOFR+ 715	14,687	14,518	14,540
Simplicity Financial Marketing Group Holdings, Inc	12/02/26	Banking, Finance, Insurance & Real Estate	11.71%	SOFR+ 640	11,387	11,220	11,274
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.96%	SOFR+ 450	1,294	1,271	1,295
Smartronix, LLC	11/23/28	Aerospace and Defense	11.33%	SOFR+ 600	19,564	19,274	19,564
Solutionreach, Inc.	07/17/25	Communications	12.48%	SOFR+ 700	9,239	9,208	9,239
SpendMend Holdings, LLC	03/01/28	Business Services	10.98%	SOFR+ 565	9,534	9,314	9,534
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	9.60%	SOFR+ 425	3,554	3,391	3,566
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.16%	SOFR+ 575	15,844	15,624	15,844
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	11.84%	SOFR+ 650	9,975	9,819	9,875
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.50%	SOFR+ 515	2,668	2,581	2,659
Teneo Holdings LLC	03/13/31	Business Services	10.09%	SOFR+ 475	2,993	2,963	2,996
The Bluebird Group LLC	07/27/26	Business Services	11.98%	SOFR+ 665	11,933	11,889	11,933
The Vertex Companies, LLC	08/31/27	Business Services	11.48%	SOFR+ 610	7,631	7,552	7,641
TPC US Parent, LLC	11/24/25	Food	10.95%	SOFR+ 550	5,437	5,369	5,437
Transgo, LLC	12/29/28	Auto Sector	11.34%	SOFR+ 600	14,952	14,742	14,952
TWS Acquisition Corporation	06/06/25	Education	11.74%	SOFR+ 625	3,628	3,624	3,628
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.95%	SOFR+ 550	11,393	11,305	10,596
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.76%	SOFR+ 625	3,831	3,780	3,804
Watchtower Buyer, LLC	12/01/29	Consumer Products	11.33%	SOFR+ 600	8,978	8,843	8,897
Wildcat Buyerco, Inc.	02/27/27	Electronics	11.08%	SOFR+ 575	19,305	19,162	19,305
Zips Car Wash, LLC	12/31/24	Business Services	12.69%	SOFR+ 725	19,736	19,645	18,998

Total First Lien Secured Debt						930,700	926,103
Total Investments - 803.6%
Cash and Cash Equivalents - 38.8%
BlackRock Federal FD Institutional 30						44,765	44,765
Total Cash and Cash Equivalents						44,765	44,765
Total Investments and Cash Equivalents - 842.5)%						$975,465	$970,868
Liabilities in Excess of Other Assets — (716.9)%							(855,630)
Members' Equity—100.0%							$115,238

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate (“SOFR”) or Prime rate (“P”). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF’s accounting policy.
(3)
Non-income producing security

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	05/07/26	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.79%	SOFR+675	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	12.04%	SOFR+650	14,354	14,319	14,103
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.22%	SOFR+575	10,882	10,847	10,665
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/26	Environmental Services	11.51%	SOFR+575	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan [3]	12/29/26	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	11.79%	SOFR+625	17,823	17,588	17,556
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.50%	SOFR+600	9,683	9,683	9,683
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.67%	SOFR+525	893	836	841
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	08/20/26	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.90%	SOFR+575	2,575	2,550	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.24%	SOFR+575	10,882	10,834	10,882
DRI Holding Inc.	12/21/28	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	01/17/24	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	03/15/27	Business Services	11.17%	SOFR+575	9,750	9,637	9,555
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.43%	SOFR+700	4,373	4,291	4,307
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+650	7,027	7,008	6,676
Graffiti Buyer, Inc.	08/10/27	Distribution	10.99%	SOFR+575	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.32%	SOFR+600	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/26	Business Services	11.79%	SOFR+600	15,140	14,974	15,110
HW Holdco, LLC	12/10/24	Media	11.70%	SOFR+625	14,250	14,171	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.72%	SOFR+550	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/01/26	Media	11.17%	SOFR+575	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.57%	SOFR+575	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	13.42%	SOFR+800	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+565	4,658	4,631	4,603
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.67%	SOFR+575	12,218	12,056	12,096
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.77%	SOFR+665	6,318	6,206	6,192
MAG DS Corp.	04/01/27	Aerospace and Defense	10.99%	SOFR+550	7,601	7,153	7,202
Magenta Buyer, LLC	07/31/28	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	05/14/26	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	04/16/27	Telecommunications	11.22%	SOFR+575	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/01/27	Distribution	11.04%	SOFR+550	5,975	5,860	5,843
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	05/09/29	Financial Services	11.97%	SOFR+660	8,020	7,910	8,020
One Stop Mailing, LLC	05/07/27	Transportation	11.68%	SOFR+625	8,470	8,311	8,470
Owl Acquisition, LLC	02/04/28	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.90%	SOFR+725	4,378	4,343	4,301
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	11,267	11,244
PL Acquisitionco, LLC	11/09/27	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	05/08/26	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.74%	SOFR+625	3,314	3,267	3,264
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.22%	SOFR+550	5,603	5,603	5,603
Reception Purchaser, LLC	4/28/2028	Transportation	11.54%	SOFR+600	5,000	4,937	4,800
Recteq, LLC	1/29/2026	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	11.13%	SOFR+550	14,389	14,332	12,591
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.54%	SOFR+575	3,176	3,162	3,131
Riverside Assessments, LLC	3/10/2025	Education	11.29%	SOFR+625	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
Sales Benchmark Index LLC	1/3/2025	Business Services	11.59%	SOFR+600	6,859	$6,815	$6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	7/17/2025	Communications	12.37%	SOFR+700	9,239	9,206	9,202
SpendMend Holdings, LLC	3/1/2028	Business Services	11.04%	SOFR+575	9,607	9,352	9,396
STV Group Incorporated	12/11/2026	Transportation	10.67%	SOFR+525	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	7/18/2025	Financial Services	10.67%	SOFR+525	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+650	11,095	11,008	10,929
The Bluebird Group LLC	7/27/2026	Business Services	12.79%	SOFR+725	7,855	7,872	7,823
The Vertex Companies, LLC	8/31/2027	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	6/6/2025	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	3/1/2024	Business Services	12.67%	SOFR+725	19,682	19,582	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618
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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	June 30, 2024 (Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$930,700 and $810,737, respectively)	$926,103	$804,187
Cash and cash equivalents (cost—$44,765 and $59,096, respectively)	44,765	59,096
Interest receivable	5,648	5,248
Prepaid expenses and other assets	430	936
Due from affiliate	64	3,296
Total assets	977,010	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,575	244,284
2035 Asset-backed debt, net (par—$246,000)	244,021	243,727
Notes payable to members	191,546	169,131
Credit facility payable	152,600	88,600
Interest payable on credit facility and asset backed debt	11,413	10,421
Distribution payable to members	12,210	7,250
Interest payable on notes to members	4,397	3,895
Accounts payable and accrued expenses	885	835
Due to affiliate	125	—
Payable for investments purchased	—	2,002
Total liabilities	861,772	770,145
Commitments and contingencies [1]
Members' equity	115,238	102,618
Total liabilities and members' equity	$977,010	$872,763
(1)
As of June 30, 2024 and September 30, 2023, PSLF had zero and $0.5 million, respectively, of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Interest	$28,866	$22,848	$83,812	$62,916
Other income	222	422	696	1,270
Total investment income	29,088	23,270	84,508	64,186
Expenses:
Interest expense on credit facility and asset-backed debt	13,635	9,798	39,613	26,487
Interest expense on notes to members	6,450	5,397	18,361	15,123
Administration fees	778	513	1,948	1,733
General and administrative expenses	305	194	725	485
Total expenses	21,168	15,902	60,647	43,828
Net investment income	7,920	7,368	23,861	20,358
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	(43)	—	(22)
Net change in unrealized appreciation (depreciation) on investments	(400)	1,683	1,935	(3,934)
Net realized and unrealized gain (loss) on investments	(400)	1,640	1,935	(3,956)
Net increase (decrease) in members' equity resulting from operations	$7,520	$9,008	$25,796	$16,402

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

During the three and nine months ended June 30, 2024, we declared distributions of $0.22 and $0.64 per share, for total distributions of $14.4 million and $41.8 million. During the three and nine months ended June 30, 2023, we declared distributions of $0.20 and $0.55 per share, for total distributions of $13.0 million and $35.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU, No. 2020-04"), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our financial statements.

Share Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the nine months ended June 30, 2023, we did not make any repurchases of our common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, our debt portfolio consisted of 96% variable-rate investments and 4% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,318)	$(0.07)
Up 1%	4,318	0.07
Up 2%	8,637	0.13
Up 3%	12,955	0.20
Up 4%	17,294	0.26

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

Item 4. Controls and Procedures

As of the quarter ended June 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, a material weakness was previously identified in connection with our internal control over financial reporting relating to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. We have taken steps to remediate these material weaknesses, which steps have included (i) enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively (ii) enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (iii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended June 30, 2024 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered securities were sold in the quarter ended June 30, 2024.

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

—————————

(1)

The program expired on March 31, 2023 and we purchased 1.8 million shares of our common stock in open market transaction while the program was in effect for an aggregate cost (including transaction costs) of $13.2 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to Articles of Incorporation

On August 7, 2024, we filed an amendment to our Articles of Incorporation with the State Department of Assessments and Taxation of Maryland to increase our authorized shares of common stock, par value $0.001 per share, from 100,000,000 shares of common stock to 200,000,000 shares of common stock.

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

3.2*	Articles of Amendment to Articles of Incorporation of the Registrant

3.3	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1*	Fourth Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Advisers, LLC.

10.2*	Amended and Restated Administration Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Administration, LLC.

10.3

Equity Distribution Agreement, dated as of June 4, 2024, by and among PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Truist Securities, Inc., as the sales agent (Incorporated by reference to Ex. 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 4, 2024).

10.4

Equity Distribution Agreement, dated as of June 4, 2024 by and among PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Keefe, Bruyette & Woods, Inc., as the sales agent (Incorporated by reference to Ex. 1.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 4, 2024).

10.5*

Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2024, by and among PennantPark Investment Corporation and Truist Bank, as administrative agent.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 7, 2024	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)