Form 10-K
period 2024-09-30
PENNANTPARK INVESTMENT CORP
filed 2024-11-26
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2024 based on the closing price on that date of $6.88 on The New York Stock Exchange was approximately $433.6 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 65,296,094 shares of the Registrant’s common stock outstanding as of November 25, 2024.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

PART I

In this annual report on Form 10-K, or the Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “2024 Notes” refers to our 5.50% Notes due 2024; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Code” refers to the Internal Revenue Code of 1986, as amended; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “PennantPark Investment” refers to only PennantPark Investment Corporation; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we made through SBIC II and other consolidated subsidiaries; “SBA” refers to the Small Business Administration; “SBCAA” refers to the Small Business Credit Availability Act; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC;“Taxable Subsidiary” refers collectively to our consolidated subsidiaries, PNNT Investment Holdings II, LLC and PNNT Investment Holdings, LLC; and “Truist Credit Facility” refers to our multi-currency, amended and restated senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank); Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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
•
the impact of alternative reference rates on our business and certain of our investments;

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

•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

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

•
we have in the past, and may in the future, identify material weaknesses in our internal controls over financial reporting or otherwise fail to maintain effective internal controls over financial reporting, which may result in future financial statements containing errors that will be undetected and could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in middle-market companies across changing economic and market cycles. We believe this experience and history have resulted in a reputation as a respected partner to financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $22.4 billion in 704 companies with more than 200 different financial sponsors through its managed funds, which includes investments by the Company totaling $8.2 billion in 374 companies.

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

Leverage

As of September 30, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million, which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as additional multicurrency lenders, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2024 and 2023, we had $461.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.2% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2024 and 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million of the total commitment and the related obligations maturing on September 4, 2024 and pricing set at 235 basis points over SOFR.As of September 30, 2024 and 2023, we had $13.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of September 30, 2024, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2024 and 2023, SBIC II had zero in debt commitments outstanding. We repaid the remaining $20 million SBA debentures during the nine months ended June 30, 2023. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures were secured by all the investment portfolio assets of SBIC II and had a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

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

Our Portfolio

Our principal investment focus is to provide first lien secured debt, second lien secured debt and subordinated debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Energy and Utilities
• Auto Sector	• Environmental Services
• Beverage, Food and Tobacco	• Financial Services
• Broadcasting and Entertainment	• Grocery
• Buildings and Real Estate	• Healthcare, Education and Childcare
• Building Materials	• High Tech Industries
• Business Services	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Cable Television	• Hotels, Motels, Inns and Gaming
• Capital Equipment	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture, Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Consumer Services	• Mining, Steel, Iron and Non-Precious Metals
• Containers Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Diversified Natural Resources, Precious Metals and Minerals	• Retail
• Education	• Wholesale
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets as of September 30:

Portfolio Company	2024 (1)	Portfolio Company	2023 (1)
JF Acquisition	9%	AKW Holdings Limited	6%
AKW Holdings Limited	6%	Cartessa Aesthetics, LLC	5%
Flock Financial, LLC	5%	Pragmatic Institute, LLC	5%
Cartessa Aesthetics, LLC	3%	Sigma Defense Systems, LLC	4%
Halo Buyer, Inc.	3%	Flock Financial, LLC	4%
Cascade Environmental LLC	3%	Cascade Environmental LLC	4%
Sigma Defense Systems, LLC	3%	Halo Buyer, Inc.	4%
Pragmatic Institute, LLC	2%	Exigo Intermediate II, LLC	3%
Express Wash Acquisition Company, LLC	2%	MDI Buyer, Inc.	3%
Exigo Intermediate II, LLC	2%	Express Wash Acquisition Company, LLC	3%

Industry	2024 (1)	Industry	2023 (1)
Business Services	18%	Business Services	18%
Distribution	16	Healthcare, Education and Childcare	14
Healthcare, Education and Childcare	12	Consumer Products	9
Consumer Products	9	Distribution	8
Financial Services	7	Financial Services	6
Aerospace and Defense	5	Telecommunications	6
Environmental Services	4	Aerospace and Defense	6
Auto Sector	4	Media	5
Telecommunications	3	Chemicals, Plastics and Rubber	5
Media	3	Auto Sector	4

(1)
Excludes investments in PSLF, U.S. Government Securities, and cash and cash equivalents.

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. For the years ended September 30, 2024, 2023, and 2022, the Investment Adviser earned base management fees of $16.7 million, $16.5 million and $19.8 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. For the years ended September 30, 2024, 2023 and 2022, the Investment Adviser earned $12.7 million, $13.9 million, and $2.7 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2024, 2023 and 2022, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2024, 2023 and 2022, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser in May 2024. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through May 2025. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, has provided similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2024, 2023, and 2022, we recorded $1.2 million, $1.3 million and $0.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

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

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through May 2025. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2024 and 2023 PSLF had total assets of $1,073.4 million and $872.8 million, respectively, consisting of debt investments in 102 and 90 portfolio companies, respectively. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2024 and 2023 we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024 and 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million and had $32.6 million and $13.6 million unfunded commitments, respectively, and equity interests of $67.4 million and $58.6 million and had $19.9 million and $8.8 million unfunded commitments, respectively.

On August 28, 2024, PSLF and Pantheon entered into an amendment (the “Amendment”) to PSLF’s limited liability company agreement (the “LLC Agreement”). The Amendment amended the term of PSLF, which would have otherwise expired on January 31, 2025, to be indefinite, subject to the other terms of dissolution, wind down and termination in the LLC Agreement. The Amendment also modified the LLC Agreement to permit any member of PSLF (each, a “Member”) to request to redeem its interests in PSLF (in minimum tranches of 25% of the interests then-owned by such Member) at any time. Under the Amendment, PSLF is required to use commercially reasonable efforts to redeem any such Member’s interests within 18 months and, in any event, within three years from the date of such redemption request, subject to customary limitations with respect to the liquidity of PSLF and the requirement that the Company’s proportionate share or ownership of PSLF not exceed 87.5%. It is contemplated that any such redemption would be funded by either principal proceeds from repayments of investments in underlying portfolio companies of PSLF or the proceeds of any new Member’s investment into PSLF.

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

We will be periodically examined by the SEC and have been examined by the SBA for compliance with the 1940 Act and 1958 Act, respectively.

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

In addition to the asset coverage ratio requirements, our Truist Credit Facility contains various covenants which, if not complied with, could accelerate repayment under the Truist Credit Facility. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Truist Credit Facility are collateralized by the assets in our investment portfolio. The agreements governing the Truist Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We have identified material weaknesses in our internal controls over financial reporting in the past and may identify other material weaknesses or significant deficiencies in the future. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 195%, respectively. Since our leverage, including SBA debentures outstanding, was 157% and 105% of our net assets as of September 30, 2024 and 2023, respectively, we would have to receive an annual return of at least 3.7% and 2.5%, respectively, to cover annual interest payments.

As of September 30, 2024, we had outstanding borrowings of $461.5 million under our Truist Credit Facility, $150.0 million of 2026 Notes and $165.0 million of 2026 Notes-2. Our consolidated debt outstanding was $776.5 million and had a weighted average annual interest rate at the time of 6.0%, exclusive of the fee on undrawn commitment on our Truist Credit Facility. This example is for illustrative purposes only, and actual interest rates on our Truist Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2024 of 56% of total assets (including such borrowed funds), at the current interest rate at the time of 6.0%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	0%	10.0%	5.0%
Corresponding return to common stockholders (2)	(37.6)%	(23.5)%	(9.5)%	18.7%	4.6%

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

As a result of the borrowings under our Truist Credit Facility, and issuance of our 2026 Notes and 2026 Notes-2, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Truist Credit Facility matures in July 2027, our 2026 Notes mature in November 2026 and our 2026 Notes-2 mature in May 2026. Additionally, our SBA debentures mature between March 2026 and March 2028. We utilize proceeds from the Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds or will exceed the duration of our indebtedness under our Truist Credit Facility, our 2026 Notes and our 2026 Notes-2. This means that we will have to extend the maturity of our Truist Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Truist Credit Facility, our 2026 Notes and our 2026 Notes-2 on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and economic and political developments. We may employ hedging techniques such as using our Truist Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $6.99 and $6.58 on September 30, 2024 and 2023, respectively. Our NAV per share was $7.56 and $7.70, respectively, as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The 2026 Notes and the 2026-2 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes and the 2026-2 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes and the 2026-2 Notes. As of September 30, 2024, we had $461.5 million in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility is secured by substantially all of our assets. The indebtedness under the Truist Credit Facility is therefore effectively senior in right of payment to our 2026 Notes and our 2026-2 Notes to the extent of the value of such assets.

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

Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, the Adviser and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we, the Adviser or its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us, the Adviser or its affiliates to collect, store, use, transmit and process personal information.

While we, the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we and the Adviser will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we or the Adviser or its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Company has effective processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Investment Adviser. The Company also relies on the communications and systems of other third-party service providers.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The Adviser's cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer ("CCO") regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Financial Officer (“CFO”) and CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on Information Technology staff of, and consultants to, the Adviser to manage the assessment and management of material risks from cybersecurity threats. The CFO has been responsible for his oversight function as CFO to the Company for two years and has worked in the financial services industry for more than 30 years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The CCO has been responsible for oversight functions for the Company for two years, serving as CCO since May 2023 and has worked in the financial services industry for more than 27 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

Management of the Company, including the CCO, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

As of September 30, 2024, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 4, 2007, we closed our initial public offering. On April 14, 2022, listing and trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2024 and 2023.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2024
Fourth quarter	$7.56	$7.89	$6.62	4%	(12)%	$0.24
Third quarter	$7.52	$7.72	$6.78	3%	(10)%	$0.22
Second quarter	$7.69	$7.21	$6.60	(6)%	(14)%	$0.21
First quarter	$7.65	$6.94	$6.04	(9)%	(21)%	$0.21
Year Ended September 30, 2023
Fourth quarter	$7.70	$6.92	$5.95	(10)%	(23)%	$0.21
Third quarter	$7.72	$6.00	$4.76	(22)%	(38)%	$0.20
Second quarter	$7.60	$6.25	$4.99	(18)%	(34)%	$0.19
First quarter	$7.71	$6.30	$5.45	(18)%	(29)%	$0.17

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. During the periods covered in the above table, our shares have traded below our NAV. Our shares closed on the New York Stock Exchange at $6.99 and $6.58 as of September 30, 2024 and 2023, respectively. Our NAV per share was $7.56 and $7.70 as of September 30, 2024 and 2023, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2024, we had eight stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2024.

Issuer Purchases of Equity Securities

During the year ended September 30, 2024, we did not make any repurchase of our common shares. On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. Repurchases of our common stock under our share repurchase program were as follows:

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

In January 2025, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2024 and 2023 from ordinary income (including short-term gains), if any, totaled $57.4 million and $49.6 million, or $0.88 and $0.76 per share, respectively, based on the weighted average shares outstanding for the respective years. Additionally, for both years ended September 30, 2024 and 2023, we did not pay any distribution from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2019, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PNNT
S&P 500
Russell 2000
$220
$190
$160
$130
$100
$70
$40
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses

The following table is being provided to update, as of September 30, 2024, certain information in our registration statement on Form N-2 (File No. 333-263564), most recently declared effective by the SEC on April 28, 2022. The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(4)
Management fees	3.34	(5)
Incentive fees	2.55	(6)
Interest on borrowed funds	9.06	(7)
Acquired fund fees and expenses	11.21	(8)
Other expenses	1.84	(9)
Total estimated annual expenses	28.00%	(10)

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
(4)
Net assets attributable to common shares equals average net assets as of September 30, 2024.
(5)
The contractual management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter-end and 1.00% for amounts that exceed such amount on September 30, 2024. See “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(6)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2024 . Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2024. For more detailed information about the incentive fee, please see “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(7)
As of September 30, 2024, we had $13.5 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $461.5 million in borrowings outstanding under our $475.0 million Truist Credit Facility, $150.0 million in aggregate principal of 2026 Notes and $165.0 million in aggregate principal of 2026-2 Notes. We may use proceeds of any offering of securities under any applicable registration statement to repay outstanding obligations under our Truist Credit Facility. After completing any such offering, we may continue to borrow under our Truist Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended September 30, 2024 and amendment costs and make-whole premiums, if any, and we caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(8)
Our stockholders indirectly bear 60.5% of the expenses of our investment in PSLF. No management fee is charged by PennantPark Investment Advisers in connection with PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSLF fees and operating expenses are based on our share of the actual fees and operating expenses of PSLF for the fiscal year ended September 30, 2024. Expenses for PSLF may fluctuate over time and may be substantially higher or lower in the future.

Our stockholders indirectly bear 23.1% of the expenses of our investment in PTSF II. A management fee equal to 0.50% per annum of the gross assets of PTSF II and its subsidiaries is charged by

PennantPark Investment Advisers in connection with PTSF II, and the entity is subject to an incentive fee of 20% of residual income proceeds after the internal rate of return on the equity has reached at least 12%. For this chart, PTSF II fees and operating expenses are based on our share of the actual fees and operating expenses of PTSF II for the fiscal year ended September 30, 2024. Expenses for PTSF II may fluctuate over time and may be substantially higher or lower in the future.

(9)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes, expenses of our dividend reinvestment plan and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement.
(10)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 11.23% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.5%, (2) total net annual expenses of 25.5% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$255	$570	$770	$1,004
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$263	$582	$780	$1,002

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
•
the impact of the ongoing world economic and political issues; and
•
the inability to develop and maintain effective internal control over financial reporting.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2024, our portfolio totaled $1,328.1 million and consisted of $667.9 million or 50% of first lien secured debt, $99.6 million or 8% of U.S. Government Securities, $67.2 million or 5% of second lien secured debt, $181.7 million or 14% of subordinated debt (including $115.9 million or 9% in PSLF) and $311.7 million or 23% of preferred and common equity (including $67.9 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 94% variable-rate investments and 6% fixed-rate investments. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 4.1% and 2.3% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $11.2 million as of September 30, 2024. Our overall portfolio consisted of 152 companies with an average investment size of $8.1 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 12.3%.

As of September 30, 2023, our portfolio totaled $1,101.7 million and consisted of $527.7 million or 48% of first lien secured debt, $99.8 million or 9% of US Government Securities, $80.4 million or 7% of second lien secured debt, $156.2 million or 14% of subordinated debt (including $102.3 million or 9% in PSLF) and $237.6 million or 22% of preferred and common equity (including $62.1 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 95% variable-rate investments and 5% fixed-rate investments. As of September 30, 2023, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $16.3 million as of September 30, 2023. Our overall portfolio consisted of 129 companies with an average investment size of $7.8 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 13.0%.

For the year ended September 30, 2024, we invested $774.6 million of investments in 41 new and 81 existing portfolio companies with a weighted average yield on debt investments of 11.7% (excluding U.S. Government Securities). Sales and repayments of investments for the same period totaled $555.4 million (excluding U.S. Government Securities).

For the year ended September 30, 2023, we invested $275.4 million of investments in 17 new and 69 existing portfolio companies with a weighted average yield on debt investments of 12.0% (excluding U.S. Government Securities). Sales and repayments of investments for the same period totaled $418.6 million (excluding U.S. Government Securities).

PennantPark Senior Loan Fund, LLC

As of September 30, 2024, PSLF’s portfolio totaled $1,031.2 million, consisted of 102 companies with an average investment size of $10.1 million and had a weighted average yield interest bearing debt investments of 11.3%. As of September 30, 2024, approximately 100% of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2024, PSLF invested $396.1 million (of which $308.8 million was purchased from the Company) in 20 new and 24 existing portfolio companies with a weighted average yield on debt investments of 11.8%. PSLF’s sales and repayments of investments for the same period totaled $172.9 million.

As of September 30, 2023, PSLF’s portfolio totaled $804.2 million, consisted of 90 companies with an average investment size of $8.9 million and had a weighted average yield on debt investments of 12.1%. As of September 30, 2023, all of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2023, PSLF invested $176.2 million (of which $127.8 million was purchased from the Company) in 21 new and 23 existing portfolio companies with a weighted average yield on debt investments of 11.8%. PSLF’s sales and repayments of investments for the same period totaled $106.6 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, and our Truist Credit Facility are classified as Level 3. Our 2026 Notes and 2026 Notes-2 are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, zero, and $5.1 million relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2024, 2023 and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets, and Liabilities and changes in fair value of the Truist Credit Facility are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, 2026 Notes, and 2026 Notes-2.

For the years ended September 30, 2024, 2023, and 2022 the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(4.4) million, $(3.8) million and $7.5 million, respectively. As of September 30, 2024 and 2023, the net unrealized depreciation on our Truist Credit Facility totaled $1.1 million and $5.5 million. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the years ended September 30, 2024, 2023 and 2022, we recorded a provision for taxes on net investment income of $2.6 million, $4.3 million and $0.8 million, respectively, pertaining to federal excise tax.

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

For the years ended September 30, 2024, 2023 and 2022 the Company recognized a provision for taxes of $(0.2) million, $5.0 million, and $6.2 million respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2024, 2023, and 2022 the Company recognized a provision for taxes of $(0.7) million, $1.6 million and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during the fiscal year and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the year ended September 30, 2024, 2023 and 2022 the Company paid zero, zero, and $4.0 million respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2024 and 2023. For information regarding results of operations for the year ended September 30, 2022, see the Company's Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on December 8, 2023.

Investment Income

Investment income for the year ended September 30, 2024 was $143.8 million and was attributable to $104.8 million from first lien secured debt, $9.8 million from second lien secured debt and $3.0 million from subordinated debt and $26.2 from other investments. The decrease in investment income compared to the same periods in the prior year was primarily due to a decrease in dividend income.

Investment income for the year ended September 30, 2023 was $145.4 million and was attributable to $97.2 million from first lien secured debt, $13.8 million from second lien secured debt and $4.7 million from subordinated debt and $29.7 million from preferred and common equity.

Expenses

Net expenses for the year ended September 30, 2024 totaled $83.7 million. Base management fee for the same period totaled $16.7 million, incentive fee totaled $12.7 million, debt related interest and other financing expenses totaled $45.2 million and general and administrative expenses totaled $6.6 million and provision for taxes and totaled $2.6 million. The increase in expenses over the prior year was primarily due to an increase in debt related interest and expenses.

Net expenses for the year ended September 30, 2023 totaled $79.8 million. Base management fee for the same period totaled $16.5 million, incentive fee totaled $13.9 million, debt related interest and other financing expenses totaled $39.4 million and general and administrative expenses totaled $5.7 million and provision for taxes totaled $4.3 million.

Net Investment Income

For the years ended September 30, 2024 and 2023 net investment income totaled $60.1 million, or $0.92 per share, and $65.5 million, or $1.00 per share, respectively. The decrease in net investment income per share compared to the prior year was primarily due to an increase in debt-related interest expenses and decrease in dividend income.

Net Realized Gains or Losses

For the years ended September 30, 2024 and 2023 net realized gain (loss) totaled $(33.6) million and $(156.8) million, respectively. The change in realized gains/losses was primarily due to changes in market conditions of our investments and the values at which they were realized and the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements".

Unrealized Appreciation or Depreciation on Investments and Debt

For the years ended September 30, 2024 and 2023, we reported net change unrealized appreciation (depreciation) on investments of $26.8 million and $61.2 million, respectively. As of September 30, 2024 and 2023, our net unrealized appreciation (depreciation) on investments totaled $11.2 million and $(16.3) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2024 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized and the fluctuation in the market and in the economy, as discussed above under the “Forward-Looking Statements” section above.

For the years ended September 30, 2024 and 2023, we reported a net unrealized appreciation (depreciation) in our Truist Credit Facility of $(4.4) million and $(3.8) million, respectively. As of September 30, 2024 and 2023, our net unrealized (appreciation) depreciation on our Truist Credit Facility totaled $1.1 million and $5.5 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2024 compared to the prior year was primarily due to changes in the capital markets, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $48.9 million, or $0.75 per share, and $(33.8) million, or $(0.52) per share, for the years ended September 30, 2024 and 2023, respectively. The increase in net assets from operations for the year ended September 30, 2024 compared to the prior year was primarily due to larger depreciation of the portfolioin the prior year primarily driven by changes in market conditions, as discussed above under “Forward-Looking Statements”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “Forward-Looking Statements” section above.

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

As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 195%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2024 and 2023, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, was 6.5% and 6.0%, respectively.

As of September 30, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million, which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2024 and 2023, we had $461.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.2% and 7.7%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2024 and 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR. As of September 30, 2024 and 2023, we had $13.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of September 30, 2024, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2024, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of September 30, 2024, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026,and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024, the administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

As of September 30, 2024 and 2023, we had cash and cash equivalents of $49.9 million and $38.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

Our operating activities used cash of $(172.4) million for the year ended September 30, 2024, and our financing activities provided cash of $183.4 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from borrowings under our Truist Credit Facility.

Our operating activities provided cash of $222.9 million for the year ended September 30, 2023, and our financing activities used cash of $239.2 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily from net repayments under our Truist Credit Facility.

For more information regarding our borrowing arrangements, see “Business—Leverage” above.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2024, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2), (3)	Average Market Value Per Unit
Truist Credit Facility
Fiscal 2024	461,456	$1,637	N/A
Fiscal 2023	212,420	1,952	N/A
Fiscal 2022	385,920	1,855	N/A
Fiscal 2021	316,545	2,208	N/A
Fiscal 2020	388,252	2,078	N/A
Fiscal 2019	301,636	2,066	N/A
Fiscal 2018	80,520	2,919	N/A
Fiscal 2017	79,393	2,998	N/A
Fiscal 2016	50,340	2,794	N/A
Fiscal 2015	136,864	2,586	N/A
BNP Credit Facility
Fiscal 2019	171,000	2,066	N/A
2019 Notes
Fiscal 2018	250,000	2,919	N/A
Fiscal 2017	250,000	2,998	N/A
Fiscal 2016	250,000	2,794	N/A
Fiscal 2015	250,000	2,586	N/A
2024 Notes
Fiscal 2021	86,250	2,208	$25.14	(4)
Fiscal 2020	86,250	2,078	23.47	(4)
Fiscal 2019	75,000	2,066	24.87	(4)
2025 Notes
Fiscal 2016	71,250	2,794	24.68	(5)
Fiscal 2015	71,250	2,586	25.13	(5)
2026 Notes
Fiscal 2024	150,000	1,637	N/A
Fiscal 2023	150,000	1,952	N/A
Fiscal 2022	150,000	1,855	N/A
Fiscal 2021	150,000	2,208	N/A
2026-2 Notes
Fiscal 2024	165,000	1,637	N/A
Fiscal 2023	165,000	1,952	N/A
Fiscal 2022	165,000	1,855	N/A

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2024 and 2023 PSLF had total assets of $1,073.4 million and $872.8 million, respectively. PSLF’s portfolio consisted of debt investments in 102 and 90 portfolio companies as of September 30, 2024 and 2023, respectively. As of September 30, 2024, we and Pantheon had remaining commitments to fund first lien secured debt of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of September 30, 2023, we and Pantheon had remaining commitments to fund first lien secured debt of $13.6 million and $8.9 million, respectively, and equity interest of $8.8 million and $5.7 million respectively. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. As of September 30, 2023 at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2024 and 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024 and 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million, respectively, and equity interests of $67.4 million and $58.6 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $400 million (increased from $325.0 million in August 2024) senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to a wholly owned subsidiary of PSLF 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of September 30, 2024 and 2023, there was $246.0 million of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of September 30, 2024 and September 2023, there was $246.0 million of external 2035 Asset-Backed Debt.

On August 28, 2024, PSLF and Pantheon entered into an amendment (the “Amendment”) to PSLF’s limited liability company agreement (the “LLC Agreement”). The Amendment amended the term of PSLF, which would have otherwise expired on January 31, 2025, to be indefinite, subject to the other terms of dissolution, wind down and termination in the LLC Agreement. The Amendment also modified the LLC Agreement to permit any member of PSLF (each, a “Member”) to request to redeem its interests in PSLF (in minimum tranches of 25% of the interests then-owned by such Member) at any time. Under the Amendment, PSLF is required to use commercially reasonable efforts to redeem any such Member’s interests within 18 months and, in any event, within three years from the date of such redemption request, subject to customary limitations with respect to the liquidity of PSLF and the requirement that the Company’s proportionate share or ownership of PSLF not exceed 87.5%. It is contemplated that any such redemption would be funded by either principal proceeds from repayments of investments in underlying portfolio companies of PSLF or the proceeds of any new Member’s investment into PSLF.

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2024	September 30, 2023
Total investments	$1,031,225	$804,187
Weighted average cost yield on income producing investments	11.3%	12.1%
Number of portfolio companies in PSLF	102	90
Largest portfolio company investment at fair value	$25,073	$19,737
Total of five largest portfolio company investments at fair value	$109,927	$97,526

Below is a listing of PSLF’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name [3,4]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par / Shares	Cost	Fair Value [2]
First Lien Secured Debt - 916.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622
One Stop Mailing, LLC	05/07/27	Transportation	11.21%	SOFR+636	8,380	8,256	8,380
Owl Acquisition, LLC	02/04/28	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC (New Issue)	05/18/26	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/02/28	Business Services	11.51%	SOFR+600	12,903	12,682	12,877

Issuer Name [3,4]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par / Shares	Cost	Fair Value [2]
PCS Midco, Inc.	03/01/30	Financial Services	10.81%	SOFR+575	5,812	$5,735	$5,812
PL Acquisitionco, LLC	11/09/27	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	04/28/28	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	01/29/26	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/26	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	01/03/25	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/27	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/02/26	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/28	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	07/17/25	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	03/01/28	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/25	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	06/06/25	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	9.95%	SOFR+500	9,661	9,462	9,537
Teneo Holdings LLC	03/13/31	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	07/27/26	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	08/31/27	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/28	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	02/27/27	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/24	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1%
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5%						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6%
BlackRock Federal FD Institutional 30						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1%						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)%							(955,549)
Members' Equity—100.0%							$112,271

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
(3)
All investments are in US Companies unless noted otherwise
(4)
The securities are, 1) pledged as collateral under the BNP Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC; or, 3) securing the 2035 Asset-Backed Debt held through PennantPark CLO VII, LLC

Below is a listing of PSLF’s individual investments as of:September 30, 2023 ($ in thousands):

Issuer Name [4,5]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.84%	SOFR+660	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	11.79%	SOFR+640	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	12.04%	SOFR+665	14,354	14,319	14,103
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	11.22%	SOFR+585	10,882	10,847	10,665
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.51%	SOFR+615	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan (3)	12/29/2026	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	1/31/2028	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	11.79%	SOFR+640	17,823	17,588	17,556
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	11.50%	SOFR+626	9,683	9,683	9,683
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	10.67%	SOFR+532	893	836	841
Cartessa Aesthetics, LLC	6/14/2028	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	8/16/2027	Personal, Food and Miscellaneous Services	10.90%	SOFR+551	2,575	2,550	2,562
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	11.24%	SOFR+585	10,882	10,834	10,882
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/3/2025	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	1/10/2029	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	1/17/2024	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	5/29/2029	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	3/15/2027	Business Services	11.17%	SOFR+585	9,750	9,637	9,555
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	2/23/2028	Hotels, Motels, Inns and Gaming	12.43%	SOFR+710	4,373	4,291	4,307
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+660	7,027	7,008	6,676
Graffiti Buyer, Inc.	8/10/2027	Distribution	10.99%	SOFR+560	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.79%	SOFR+625	15,140	14,974	15,110
HW Holdco, LLC	12/10/2024	Media	11.70%	SOFR+640	14,250	14,171	14,036
IG Investments Holdings, LLC	9/22/2028	Business Services	11.45%	SOFR+610	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.72%	SOFR+535	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/2024	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/1/2026	Media	11.17%	SOFR+585	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+615	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+625	4,658	4,631	4,603
Lash OpCo, LLC	2/18/2027	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	10.67%	SOFR+535	12,218	12,056	12,096
LJ Avalon Holdings, LLC	1/31/2030	Environmental Services	11.77%	SOFR+640	6,318	6,206	6,192
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.99%	SOFR+549	7,601	7,153	7,202
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	4/16/2027	Telecommunications	11.22%	SOFR+585	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/1/2027	Distribution	11.04%	SOFR+565	5,975	5,860	5,843
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	5/9/2029	Financial Services	11.97%	SOFR+650	8,020	7,910	8,020
One Stop Mailing, LLC	5/7/2027	Transportation	11.68%	SOFR+636	8,470	8,311	8,470
Owl Acquisition, LLC	2/4/2028	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	5/18/2026	Distribution	12.90%	SOFR+725	4,378	4,343	4,301

Issuer Name [4,5]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]

Pequod Merger Sub, Inc.	12/2/2026	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	$11,267	$11,244
PL Acquisitionco, LLC	11/9/2027	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	5/8/2026	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	3,314	3,267	3,264
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	11.22%	SOFR+575	5,603	5,603	5,603
Reception Purchaser, LLC	4/28/2028	Transportation	11.54%	SOFR+615	5,000	4,937	4,800
Recteq, LLC	1/29/2026	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	11.13%	SOFR+576	14,389	14,332	12,591
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.54%	SOFR+515	3,176	3,162	3,131
Riverside Assessments, LLC	3/10/2025	Education	11.29%	SOFR+575	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692
Sales Benchmark Index LLC	1/3/2025	Business Services	11.59%	SOFR+600	6,859	6,815	6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	7/17/2025	Communications	12.37%	SOFR+715	9,239	9,206	9,202
SpendMend Holdings, LLC	3/1/2028	Business Services	11.04%	SOFR+565	9,607	9,352	9,396
STV Group Incorporated	12/11/2026	Transportation	10.67%	SOFR+535	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	7/18/2025	Financial Services	10.67%	SOFR+535	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	11,095	11,008	10,929
The Bluebird Group LLC	7/27/2026	Business Services	12.79%	SOFR+740	7,855	7,872	7,823
The Vertex Companies, LLC	8/31/2027	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	6/6/2025	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	3/1/2024	Business Services	12.67%	SOFR+735	19,682	19,581	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618

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
(4)
All investments are in US Companies unless noted otherwise
(5)
The securities are, 1) pledged as collateral under the BNP Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC; or, 3) securing the 2035 Asset-Backed Debt held through PennantPark CLO VII, LLC

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2024	September 30, 2023
Assets
Investments at fair value (amortized cost—$1,036,305 and $810,737, respectively)	$1,031,225	$804,187
Cash and cash equivalents (cost—$36,595 and $59,096, respectively)	36,595	59,096
Interest receivable	5,089	5,248
Prepaid expenses and other assets	372	936
Due from affiliate	71	3,296
Total assets	1,073,352	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,672	244,284
2035 Asset-backed debt, net (par—$246,000)	244,118	243,727
Notes payable to members	191,546	169,131
Credit facility payable	247,600	88,600
Interest payable on credit facility and asset backed debt	12,525	10,421
Distribution payable to members	8,000	7,250
Payable for investments purchased	7,314	2,002
Interest payable on notes to members	4,372	3,895
Accounts payable and accrued expenses	934	835
Total liabilities	961,081	770,145
Commitments and contingencies
Members' equity	112,271	102,618
Total liabilities and members' equity	$1,073,352	$872,763

* As of September 30, 2024 and 2023, PSLF had zero and $0.5 million and zero million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Year Ended September 30,
	2024	2023
Investment income:
Interest	$114,231	$88,280
Other income	1,023	1,410
Total investment income	115,254	89,690
Expenses:
Interest expense on credit facility and asset-backed debt	54,405	37,977
Interest expense on notes to members	24,861	20,858
Administration fees	2,423	2,027
General and administrative expenses	1,360	1,090
Total expenses	83,049	61,952
Net investment income	32,205	27,738
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(2,838)	(498)
Net change in unrealized appreciation (depreciation) on investments	1,462	1,575
Net realized and unrealized gain (loss) on investments	(1,376)	1,077
Net increase (decrease) in members' equity resulting from operations	$30,829	$28,815

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

During the years ended September 30, 2024 and 2023, we declared distributions of $0.88 per share and $0.76 per share, respectively, for total distributions of $57.4 million and $49.6 million. We monitor available net income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company has adopted the ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, our debt portfolio consisted of 94% variable-rate investments and 6% fixed-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,178)	$(0.06)
Up 1%	4,178	0.06
Up 2%	8,357	0.13
Up 3%	12,535	0.19
Up 4%	16,728	0.26

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2024. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment's independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2024. This report appears on page 62.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and Subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 25, 2024 expressed an unqualified opinion.

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

November 25, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated November 25, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2024 and 2023, by correspondence with the custodian, underlying fund advisors, and by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1,152.4 million as of September 30, 2024. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $460.4 million as of September 30, 2024. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

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

New York, New York

November 25, 2024

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share data)

	September 30, 2024	September 30, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$916,168 and $816,754, respectively)	$910,323	$830,808
Non-controlled, affiliated investments (amortized cost—$56,734 and $55,787, respectively)	33,423	54,771
Controlled, affiliated investments (amortized cost—$343,970 and $245,386, respectively)	384,304	216,068
Total investments (amortized cost—$1,316,872 and $1,117,927, respectively)	1,328,050	1,101,647
Cash and cash equivalents (cost—$49,833 and $38,784, respectively)	49,861	38,775
Interest receivable	5,261	6,820
Distribution receivable	5,417	5,079
Due from affiliates	228	—
Prepaid expenses and other assets	269	4,656
Total assets	1,389,086	1,156,977
Liabilities
Truist Credit Facility payable, at fair value (cost—$461,456 and $212,420, respectively)	460,361	206,940
2026 Notes payable, net (par— $150,000)	148,571	147,669
2026 Notes-2 payable, net (par— $165,000)	163,080	162,226
Payable for investment purchased	100,096	99,949
Interest payable on debt	6,406	6,231
Distributions payable	5,224	13,697
Base management fee payable	4,297	3,915
Incentive fee payable	3,057	3,310
Accounts payable and accrued expenses	4,053	6,754
Due to affiliates	33	4,099
Total liabilities	895,178	654,790
Commitments and contingencies (See Note 12)
Net assets
Common stock, 65,296,094 and 65,224,500 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	743,968	746,466
Accumulated deficit	(250,125)	(244,344)
Total net assets	$493,908	$502,187
Total liabilities and net assets	$1,389,086	$1,156,977
Net asset value per share	$7.56	$7.70

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended September 30,
	2024	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$80,527	$93,420	$66,995
Payment-in-kind	5,140	1,236	4,505
Dividend income	2,869	13,945	—
Other income	3,508	2,316	8,461
From non-controlled, affiliated investments:
Interest	—	73	1,361
Payment-in-kind	347	625	—
From controlled, affiliated investments:
Interest	25,738	15,425	10,586
Payment-in-kind	4,084	2,596	3,983
Dividend income	21,605	15,730	9,075
Total investment income	143,818	145,366	104,966
Expenses:
Base management fee	16,654	16,549	19,827
Incentive fee	12,741	13,901	2,657
Interest and expenses on debt	45,188	39,408	28,760
Administrative services expenses	1,689	1,843	1,000
General and administrative expenses	4,874	3,837	2,892
Expenses before provision for taxes and financing costs	81,146	75,538	55,136
Provision for taxes on net investment income	2,602	4,295	800
Credit facility amendment and debt issuance costs	—	—	5,087
Net expenses	83,748	79,833	61,023
Net investment income	60,070	65,533	43,943
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	1,166	(18,418)	(31,382)
Non-controlled and controlled, affiliated investments	(34,999)	(133,098)	75,243
Debt extinguishment	—	(289)	(2,922)
Provision for taxes on realized gain on investments	186	(4,952)	(6,183)
Net realized gain (loss) on investments and debt	(33,647)	(156,757)	34,756
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(20,895)	(35,440)	(182,863)
Non-controlled and controlled, affiliated investments	48,388	95,034	72,819
Provision for taxes on unrealized appreciation (depreciation) on investments	(680)	1,576	(896)
Debt appreciation (depreciation)	(4,385)	(3,753)	7,501
Net change in unrealized appreciation (depreciation) on investments and debt	22,428	57,417	(103,439)
Net realized and unrealized gain (loss) from investments and debt	(11,219)	(99,340)	(68,683)
Net increase (decrease) in net assets resulting from operations	$48,851	$(33,807)	$(24,740)
Net increase (decrease) in net assets resulting from operations per common share	$0.75	$(0.52)	$(0.37)
Net investment income per common share	$0.92	$1.00	$0.66

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share and per share data)

	Years Ended September 30,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$60,070	$65,533	$43,943
Net realized gain (loss) on investments and debt	(33,833)	(151,805)	40,939
Net change in unrealized appreciation (depreciation) on investments	27,493	59,594	(110,044)
Net change in provision for taxes on realized gain (loss) on investments	186	(4,952)	(6,183)
Net change in provision for taxes on change in unrealized appreciation (depreciation) on investments	(680)	1,576	(896)
Net change in unrealized (appreciation) depreciation on debt	(4,385)	(3,753)	7,501
Net increase (decrease) in net assets resulting from operations	48,851	(33,807)	(24,740)
Distributions to stockholders:
Distribution of net investment income	(57,432)	(49,571)	(36,590)
Total distributios to stockholders	(57,432)	(49,571)	(36,590)
Capital transactions:
Public offering	552	—	—
Offering costs	(250)	—	—
Repurchase of common stock	—	—	(13,249)
Net increase in net assets resulting from capital transactions	302	—	(13,249)
Net increase (decrease) in net assets	(8,279)	(83,378)	(74,579)
Net assets:
Beginning of year	502,187	585,565	660,144
End of year	$493,908	$502,187	$585,565
Capital share activity:
Shares of common stock issued from public offering	71,594	—	—
Shares of common stock repurchased	—	—	1,820,605

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Years Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,851	$(33,807)	$(24,740)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(27,493)	(59,594)	110,044
Net change in unrealized depreciation on debt	4,385	3,753	(7,501)
Net realized (gain) loss on investments	33,833	151,516	(43,861)
Debt extinguishment realized loss	—	289	2,922
Net accretion of discount and amortization of premium	(3,361)	(6,792)	(5,505)
Purchases of investments	(1,043,619)	(375,176)	(933,780)
Payment-in-kind income	(9,571)	(4,458)	(9,218)
Proceeds from dispositions of investments	824,555	418,627	911,643
Amortization of deferred financing costs	1,755	1,780	1,965
(Increase) or Decrease in:
Interest receivable	1,559	(3,227)	1,365
Receivables from investments sold	—	29,494	(16,701)
Distribution receivable	(338)	(2,659)	(726)
Due from affiliate	(228)	—	—
Prepaid expenses and other assets	3,592	(306)	(4,394)
Increase or (Decrease) in:
Due to affiliates	(4,066)	1,990	2,109
Payable for investments purchased	147	99,949	(8,407)
Interest payable on debt	175	(33)	1,321
Base management fee payable, net	382	(934)	269
Incentive fee payable	(253)	3,310	(575)
Deferred tax liability	—	(896)	896
Accounts payable and accrued expenses	(2,701)	115	5,581
Net cash provided by (used in) operating activities	(172,396)	222,941	(17,293)
Cash flows from financing activities:
Repurchase of common stock	—	—	(13,249)
Proceeds from public offering	552	—	—
Offering costs	(250)	—	—
Distributions paid to stockholders	(65,904)	(45,658)	(34,852)
Net repayments of the 2024 Notes	—	—	(86,250)
Proceeds from 2026 Notes issuance	—	—	—
Proceeds from 2026-2 Notes issuance	—	—	160,519
Repayments of SBA debentures	—	(20,000)	(43,500)
Borrowings under Truist Credit Facility	524,036	152,500	860,841
Repayments under Truist Credit Facility	(275,000)	(326,000)	(791,466)
Net cash provided by (used in) financing activities	183,434	(239,158)	52,043
Net increase (decrease) in cash and cash equivalents	11,038	(16,217)	34,750
Effect of exchange rate changes on cash	48	217	(332)
Cash and cash equivalents, beginning of year	38,775	54,775	20,357
Cash and cash equivalents, end of year	$49,861	$38,775	$54,775
Supplemental disclosures:
Interest paid	$43,258	$37,661	$25,473
Taxes paid	$6,308	$5,707	$5,455
Non-cash exchanges and conversions	$36,253	$18,467	$(99,833)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 184.3% (1), (2)
First Lien Secured Debt - 112.9% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	10.95%	3M SOFR+610	5,345	$5,279	$5,345
A1 Garage Merger Sub, LLC - Unfunded Term Loan (8)	12/21/2024	Personal, Food and Miscellaneous Services	—	—	1,534	—	23
A1 Garage Merger Sub, LLC - Revolver (8)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	—	—
ACP Avenu Buyer, LLC	10/02/2029	Business Services	10.52%	3M SOFR+525	28	28	27
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	04/02/2025	Business Services	—	—	1,799	—	(34)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	Business Services	10.45%	3M SOFR+525	271	271	262
ACP Avenu Buyer, LLC - Revolver (8)	10/02/2029	Business Services	—	—	947	—	(31)
ACP Falcon Buyer, Inc. - Revolver (8)	08/01/2029	Business Services	—	—	2,533	—	—
Ad.net Acquisition, LLC - Funded Revolver	05/07/2026	Media	10.93%	3M SOFR+626	178	178	178
Ad.net Acquisition, LLC - Revolver (8)	05/07/2026	Media	—	—	267	—	—
Adweek Purchaser, LLC	05/30/2027	Printing and Publishing	11.60%	3M SOFR+700	2,000	1,963	2,000
Adweek Purchaser, LLC - Unfunded Term Loan (8)	11/30/2025	Printing and Publishing	—	—	400	—	6
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	12.60%	3M SOFR+750	5,000	4,951	4,900
Aechelon Technology, Inc. - Unfunded Revolver (8)	08/16/2029	Aerospace and Defense	—	—	1,109	—	(22)
Aeronix, Inc. - Revolver (8)	12/12/2028	Aerospace and Defense	—	—	2,489	—	—
AFC Dell Holding Corp.	04/09/2027	Distribution	10.48%	3M SOFR+550	9,781	9,762	9,683
AFC Dell Holding Corp. - Unfunded Term Loan (8)	04/09/2027	Distribution	—	—	4,428	—	(44)
Atlas Purchaser, Inc. - Third Out	05/06/2028	Telecommunications	11.97%	3M SOFR+700	8,840	7,499	6,144
Atlas Purchaser, Inc. - Fourth Out	05/06/2028	Telecommunications	11.97%	3M SOFR+700	4,760	674	624
Anteriad, LLC (f/k/a MeritDirect, LLC) - Revolver (8)	06/30/2026	Media	—	—	1,612	—	—
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.50%	3M SOFR+590	1,182	1,174	1,164
Applied Technical Services, LLC - Unfunded Term Loan (8)	07/17/2025	Environmental Services	—	—	2,637	—	(13)
Applied Technical Services, LLC - Revolver	12/29/2026	Environmental Services	13.25%	3M SOFR+475	1,133	1,133	1,116
Applied Technical Services, LLC - Unfunded Revolver (8)	12/29/2026	Environmental Services	—	—	669	—	(10)
Arcfield Acquisition Corp. - Revolver (8)	08/04/2028	Aerospace and Defense	—	—	3,521	—	(18)
Archer Lewis, LLC	08/28/2029	Healthcare, Education and Childcare	10.83%	3M SOFR+575	8,700	8,614	8,526
Archer Lewis, LLC - Unfunded Term Loan A (8)	08/28/2025	Healthcare, Education and Childcare	—	—	5,324	—	(53)
Archer Lewis, LLC - Unfunded Term Loan B (8)	08/28/2026	Healthcare, Education and Childcare	—	—	8,527	—	(85)
Archer Lewis, LLC - Unfunded Revolver (8)	08/28/2029	Healthcare, Education and Childcare	—	—	1,304	—	(26)
Argano, LLC.	09/13/2029	Business Services	10.85%	3M SOFR+575	15,000	14,851	14,850
Argano, LLC. - Unfunded Term Loan (8)	03/13/2025	Business Services	—	—	4,981	—	—
Argano, LLC. - Unfunded Revolver (8)	09/13/2029	Business Services	—	—	794	—	—
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare, Education and Childcare	9.85%	3M SOFR+525	2,396	2,372	2,360
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (8)	12/21/2025	Healthcare, Education and Childcare	—	—	3,747	—	(19)
Beacon Behavioral Support Service, LLC - Revolver (8)	06/21/2029	Healthcare, Education and Childcare	—	—	1,206	—	(18)
Berwick Industrial Park	05/02/2025	Buildings and Real Estate	13.00%	—	4,000	4,042	3,988
Beta Plus Technologies, Inc.	07/01/2029	Business Services	10.35%	3M SOFR+575	4,900	4,832	4,753
Big Top Holdings, LLC - Unfunded Revolver (8)	02/07/2030	Manufacturing/Basic Industry	—	—	1,155	—	—
BioDerm, Inc. - Revolver	01/31/2028	Healthcare, Education and Childcare	11.84%	3M SOFR+650	589	589	582
BioDerm, Inc. - Revolver (8)	01/31/2028	Healthcare, Education and Childcare	—	—	482	—	(6)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	11.00%	3M SOFR+640	6,279	6,239	6,171
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (8)	09/17/2026	Distribution	—	—	2,368	—	(18)
Blackhawk Industrial Distribution, Inc. - Revolver	09/17/2026	Distribution	11.04%	3M SOFR+640	1,093	1,093	1,074
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	09/17/2026	Distribution	—	—	3,764	—	(64)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.44%	3M SOFR+600	14	14	14
Broder Bros., Co.	12/04/2025	Consumer Products	10.97%	3M SOFR+611	9,524	9,524	9,524
Carisk Buyer, Inc. - Unfunded Term Loan (8)	12/01/2029	Healthcare, Education and Childcare	—	—	4,813	—	(24)
Carisk Buyer, Inc. - Revolver (8)	12/01/2029	Healthcare, Education and Childcare	—	—	1,750	—	(26)
Carnegie Dartlet, LLC	02/07/2030	Education	10.35%	3M SOFR+550	12,935	12,745	12,741
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	02/07/2026	Education	—	—	10,017	—	(50)
Carnegie Dartlet, LLC - Unfunded Revolver (8)	02/07/2030	Education	—	—	3,339	—	(50)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	10.35%	3M SOFR+575	28,737	28,334	28,736
Cartessa Aesthetics, LLC - Revolver	06/14/2028	Distribution	10.35%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (8)	06/14/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	11.05%	3M SOFR+619	6,525	6,475	6,427
CF512, Inc. - Revolver (8)	08/20/2026	Media	—	—	909	—	(14)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.31%	3M SOFR+555	939	933	939

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Compex Legal Services, Inc. - Revolver	02/07/2025	Business Services	10.80%	3M SOFR+555	328	$328	$328
Compex Legal Services, Inc. - Unfunded Revolver (8)	02/07/2025	Business Services	—	—	328	—	—
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	12.35%	3M SOFR+750	1,970	1,854	1,970
Connatix Buyer, Inc. - Funded Revolver	07/13/2027	Media	10.58%	3M SOFR+576	424	424	424
Connatix Buyer, Inc. - Revolver (8)	07/13/2027	Media	—	—	1,451	—	—
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	9.40%	3M SOFR+586	1,777	1,751	1,763
Crane 1 Services, Inc. - Revolver (8)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	—	(3)
C5MI Acquisition, LLC	07/31/2030	Business Services	10.60%	3M SOFR+600	15,000	14,778	14,700
C5MI Acquisition, LLC - Funded Revolver	07/31/2030	Business Services	10.60%	3M SOFR+600	276	276	270
C5MI Acquisition, LLC - Unfunded Revolver (8)	07/31/2030	Business Services	—	—	3,858	—	(77)
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	9.95%	3M SOFR+535	8,116	8,058	8,116
Dr. Squatch, LLC - Unfunded Revolver (8)	08/31/2027	Media	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.20%	3M SOFR+635	6	6	6
DRS Holdings III, Inc. - Revolver (8)	11/03/2025	Consumer Products	—	—	1,783	—	(14)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.60%	3M SOFR+500	7,000	6,930	6,930
Duggal Acquisition, LLC - Unfunded Term Loan (8)	09/30/2026	Marketing Services	—	—	2,042	—	—
Duggal Acquisition, LLC - Unfunded Revolver (8)	09/30/2030	Marketing Services	—	—	2,561	—	—
Dynata, LLC - Last-Out Term Loan	07/15/2028	Business Services	10.88%	3M SOFR+576	84	84	77
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	10.35%	3M SOFR+575	12,261	12,106	12,077
EDS Buyer, LLC - Revolver (8)	12/22/2028	Aerospace and Defense	—	—	1,915	—	(29)
ENC Parent Corporation	08/20/2029	Business Services	9.12%	3M SOFR+451	3,391	2,995	2,865
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Personal, Food and Miscellaneous Services	11.10%	3M SOFR+650	1,215	1,215	1,215
ETE Intermediate II, LLC - Revolver (8)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	1,215	—	—
Eval Home Health Solutions Intermediate, LLC - Revolver (8)	05/10/2030	Healthcare, Education and Childcare	—	—	822	—	(8)
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.20%	3M SOFR+635	24,128	23,911	24,007
Exigo Intermediate II, LLC - Revolver (8)	03/15/2027	Business Services	—	—	1,856	—	(9)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.21%	3M SOFR+715	196	196	196
Five Star Buyer, Inc. - Revolver (8)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	—
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.64%	3M SOFR+500	8,525	8,440	8,440
GGG MIDCO, LLC - Unfunded Term Loan (8)	03/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	13,728	—	—
GGG MIDCO, LLC - Unfunded Revolver (8)	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	—	—
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.20%	3M SOFR+560	1,132	1,123	1,121
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	08/10/2027	Distribution	—	—	831	—	(2)
Graffiti Buyer, Inc. - Funded Revolver	08/10/2027	Distribution	10.62%	3M SOFR+560	384	384	380
Graffiti Buyer, Inc. - Revolver (8)	08/10/2027	Distribution	—	—	385	—	(4)
Halo Buyer, Inc.	06/30/2025	Consumer Products	9.45%	3M SOFR+460	4,712	4,382	4,285
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.45%	1M SOFR+560	680	680	666
Hancock Roofing and Construction L.L.C. - Revolver (8)	12/31/2026	Insurance	—	—	70	—	(1)
Harris & Co. LLC	08/09/2030	Financial Services	9.85%	3M SOFR+500	5,593	5,545	5,495
Harris & Co. LLC - Unfunded Term Loan A (8)	02/09/2025	Financial Services	—	—	13,051	—	(114)
Harris & Co. LLC - Unfunded Term Loan B (8)	02/09/2026	Financial Services	—	—	16,654	—	(146)
Harris & Co. LLC - Unfunded Revolver (8)	08/09/2030	Financial Services	—	—	2,451	—	(43)
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/07/2025	Distribution	—	—	9,144	—	—
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	11.73%	1M SOFR+640	279	278	256
			(PIK 4.00%)
HV Watterson Holdings, LLC - Revolver (7)	12/17/2026	Business Services	11.73%	1M SOFR+640	1,213	1,213	1,112
			(PIK 4.00%)
HV Watterson Holdings, LLC - Unfunded Revolver (8)	12/17/2026	Business Services	—	—	37	—	(3)
HW Holdco, LLC	05/10/2026	Media	11.20%	3M SOFR+590	11,124	11,112	11,124
HW Holdco, LLC - Revolver (8)	05/10/2026	Media	—	—	3,387	—	—
IG Investment Holdings LLC	09/22/2028	Business Services	11.25%	3M SOFR+610	105	104	104
IG Investments Holdings, LLC - Revolver (8)	09/22/2027	Business Services	—	—	722	—	(7)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Imagine Acquisitionco, LLC (8)	11/15/2027	Business Services	—	—	1,685	—	$(8)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.39%	3M SOFR+685	2,458	2,429	2,458
Infinity Home Services Holdco, Inc. (CAD) (11)	12/28/2028	Personal, Food and Miscellaneous Services	10.35%	3M SOFR+600	2,562	1,846	1,897
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (8)	11/17/2025	Personal, Food and Miscellaneous Services	—	—	6,573	—	82
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	13.75%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Revolver (8)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.10%	3M SOFR+550	1,281	1,270	1,272
Inventus Power, Inc. - Revolver (8)	06/30/2025	Electronics	—	—	1,729	—	(26)
ITI Holdings, Inc.	03/03/2028	Business Services	10.58%	3M SOFR+565	8,748	8,647	8,748
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	12.50%	3M SOFR+450	1,121	1,121	1,121
ITI Holdings, Inc. - Unfunded Revolver (8)	03/03/2028	Business Services	—	—	370	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.75%	3M SOFR+615	3,099	3,023	3,099
Kinetic Purchaser, LLC - Revolver (8)	11/10/2026	Consumer Products	—	—	4,854	—	—

Lash OpCo, LLC (7)	02/18/2027	Consumer Products	12.94%	1M SOFR+785	2,902	2,871	2,873
			(PIK 5.10%)
Lash OpCo, LLC - Revolver (7)	08/16/2026	Consumer Products	13.18%	1M SOFR+785	2,685	2,685	2,658
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (8)	08/16/2026	Consumer Products	—	—	317	—	(3)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	11.50%	1M SOFR+643	2,032	2,032	1,996

Ledge Lounger, Inc. (7)	11/09/2026	Consumer Products	12.24%	3M SOFR+765	8,999	8,911	8,549
			(PIK 1.00%)
Ledge Lounger, Inc. - Revolver	11/09/2026	Consumer Products	12.25%	3M SOFR+765	644	644	612
Ledge Lounger, Inc. - Unfunded Revolver (8)	11/09/2026	Consumer Products	—	—	966	—	(48)

Lightspeed Buyer Inc. - Revolver (8)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	—
LJ Avalon Holdings, LLC	01/31/2030	Environmental Services	10.10%	1M SOFR+525	1,459	1,438	1,459
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	10/01/2024	Environmental Services	—	—	2,419	—	12
LJ Avalon Holdings, LLC - Revolver (8)	01/31/2030	Environmental Services	—	—	587	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	11.10%	3M SOFR+650	9,784	9,633	9,637
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	11.60%	3M SOFR+700	332	332	327
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	05/31/2028	Consumer Products	—	—	664	—	(10)
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	07/12/2025	Consumer Products	—	—	4,376	—	(22)
MBS Holdings, Inc. - Funded Revolver	04/16/2027	Telecommunications	10.95%	3M SOFR+585	83	83	83
MBS Holdings, Inc. - Revolver (8)	04/16/2027	Telecommunications	—	—	611	—	—
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.71%	3M SOFR+575	19,931	19,679	19,736
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	11.19%	3M SOFR+575	1,529	1,529	1,514
MDI Buyer, Inc. - Unfunded Revolver (8)	07/25/2028	Chemicals, Plastics and Rubber	—	—	698	—	—
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.50%	3M SOFR+590	1,923	1,908	1,874
Meadowlark Acquirer, LLC- Unfunded Revolver (8)	12/10/2027	Business Services	—	—	1,685	—	(42)
Medina Health, LLC	10/20/2028	Healthcare, Education and Childcare	10.85%	3M SOFR+625	4,887	4,813	4,887
Medina Health, LLC - Revolver (8)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	—	—
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronics	10.11%	3M SOFR+525	204	204	193
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	03/01/2030	Electronics	—	—	1,653	—	(93)
Mineola 212, LLC	06/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,489	3,479
MOREGroup Holdings, Inc.	01/16/2030	Business Services	10.35%	3M SOFR+575	7,450	7,348	7,338
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Business Services	—	—	6,124	—	(31)
MOREGroup Holdings, Inc. - Unfunded Revolver (8)	01/16/2030	Business Services	—	—	3,675	—	(55)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	9.77%	3M SOFR+515	2,792	2,792	2,792
Municipal Emergency Services, Inc. - Unfunded Term Loan B (8)	12/16/2024	Distribution	—	—	966	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan 3rd Amendment (8)	09/28/2027	Distribution	—	—	500	—	5
Municipal Emergency Services, Inc. - Revolver (8)	09/28/2027	Distribution	—	—	1,880	—	—
NBH Group LLC - Revolver (8)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(35)
NFS - CFP Holdings LLC	09/13/2030	Business Services	9.56%	3M SOFR+475	18,000	17,866	17,865
NFS - CFP Holdings LLC - Unfunded Term Loan (8)	09/13/2026	Business Services	—	—	6,630	—	—
NFS - CFP Holdings LLC - Unfunded Revolver (8)	09/13/2030	Business Services	—	—	2,486	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	10.95%	3M SOFR+635	5,445	$5,348	$5,445
NORA Acquisition, LLC - Revolver (8)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	—
NP Riverhead Industrial, LLC	05/24/2025	Buildings and Real Estate	14.50%	—	5,000	4,984	4,975
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Conglomerate Service	10.10%	3M SOFR+550	4,888	4,840	4,814
Omnia Exterior Solutions, LLC - Unfunded Term Loan 1 (8)	12/30/2024	Diversified Conglomerate Service	—	—	3,499	—	(22)
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (8)	09/30/2026	Diversified Conglomerate Service	—	—	5,598	—	(35)
Omnia Exterior Solutions, LLC - Revolver (8)	12/29/2029	Diversified Conglomerate Service	—	—	2,100	—	(31)
ORL Acquisition, Inc. (7)	09/03/2027	Business Services	14.00%	3M SOFR+940	4,245	4,198	3,608
			(PIK 7.50%)
ORL Acquisition, Inc. - Revolver (8)	09/03/2027	Business Services	—	—	149	—	(22)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.70%	3M SOFR+610	6,451	6,345	6,264
OSP Embedded Purchaser, LLC - Revolver (8)	12/15/2029	Aerospace and Defense	—	—	1,477	—	(43)
Ox Two, LLC	05/18/2026	Building Materials	11.12%	3M SOFR+651	8,460	8,403	8,460
Ox Two, LLC - Revolver (8)	05/18/2026	Building Materials	—	—	2,419	—	—
Pacific Purchaser, LLC - Unfunded Term Loan (8)	09/30/2028	Business Services	—	—	2,747	—	36
Pacific Purchaser, LLC - Revolver (8)	09/30/2028	Business Services	—	—	1,373	—	(3)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare, Education and Childcare	9.77%	3M SOFR+475	10,000	9,901	9,900
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	—	—
PCS MIDCO INC	03/01/2030	Financial Services	10.81%	1M SOFR+575	467	462	467
PCS MIDCO INC - Unfunded Term Loan (8)	03/01/2026	Financial Services	—	—	3,955	—	40
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	10.81%	1M SOFR+575	308	308	308
PCS MIDCO INC - Unfunded Revolver (8)	03/01/2030	Financial Services	—	—	1,454	—	—
PlayPower, Inc.	08/28/2030	Manufacturing/Basic Industry	9.85%	3M SOFR+525	12,000	11,912	11,820
PlayPower, Inc. - Unfunded Revolver (8)	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	—	(39)
PL Acquisitionco, LLC - Revolver (8)	11/09/2027	Retail	—	—	3,236	—	(647)
Pragmatic Institute, LLC (7)	07/06/2028	Business Services	12.09%	3M SOFR+750	37,241	36,054	22,810
			(PIK 12.09%)
Pragmatic Institute, LLC - Revolver (7)	07/06/2028	Business Services	12.09%	3M SOFR+750	5,154	5,041	3,157
			(PIK 12.09%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	3M SOFR+635	1,468	1,461	1,461
Quantic Electronics, LLC - Funded Revolver	08/17/2026	Aerospace and Defense	10.95%	3M SOFR+635	264	264	263
Quantic Electronics, LLC - Unfunded Revolver (8)	08/17/2026	Aerospace and Defense	—	—	264	—	(1)
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	11.10%	3M SOFR+615	817	817	800
Radius Aerospace, Inc. - Unfunded Revolver (8)	03/31/2025	Aerospace and Defense	—	—	1,411	—	(28)

Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.90%	3M SOFR+560	360	360	360
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/18/2025	Healthcare, Education and Childcare	—	—	210	—	—
Rancho Health MSO, Inc. - Unfunded Term Loan 2 (8)	06/30/2025	Healthcare, Education and Childcare	—	—	1,500	—	15
Rancho Health MSO, Inc. - Revolver	12/18/2025	Healthcare, Education and Childcare	10.93%	3M SOFR+560	210	210	210
Rancho Health MSO, Inc. - Unfunded Revolver (8)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	10.75%	3M SOFR+615	10,763	9,638	8,072
Recteq, LLC - Revolver (8)	01/29/2026	Consumer Products	—	—	1,127	-	(11)
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.10%	3M SOFR+535	53	53	53
Riverpoint Medical, LLC - Unfunded Revolver (8)	06/20/2025	Healthcare, Education and Childcare	—	—	310	—	—
RRA Corporate, LLC	08/15/2029	Business Services	9.60%	3M SOFR+500	4,000	3,960	3,960
RRA Corporate, LLC - Unfunded Term Loan 1 (8)	02/15/2025	Business Services	—	—	5,394	—	—
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/15/2026	Business Services	—	—	10,181	—	—
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.60%	3M SOFR+500	661	661	655
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Business Services	—	—	2,487	—	(25)
RTIC Subsidiary Holdings, LLC	05/03/2029	Consumer Products	10.35%	3M SOFR+575	9,975	9,827	9,776
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Consumer Products	—	—	5,422	—	(108)
Rural Sourcing Holdings, Inc.	06/15/2029	Business Services	10.35%	3M SOFR+575	1,140	1,124	1,126
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (8)	06/27/2026	Business Services	—	—	1,146	—	(9)
Rural Sourcing Holdings, Inc. - Revolver (8)	06/15/2029	Business Services	—	—	860	—	(11)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
S101 Holdings, Inc.	12/29/2026	Electronics	11.48%	3M SOFR+615	355	$351	$351
S101 Holdings, Inc. - Unfunded Term Loan 2 (8)	12/15/2024	Electronics	—	—	4,955	—	—
Safe Haven Defense US LLC - Term Loan	05/23/2029	Building Materials	9.85%	3M SOFR+525	8,976	8,843	8,886
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Materials	—	—	1,114	—	(11)
Sales Benchmark Index LLC - Revolver (8)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. - Revolver (7)	12/20/2024	Electronics	11.87%	3M SOFR+660	610	610	610
			(PIK 1.00%)
Sargent & Greenleaf Inc. - Unfunded Revolver (8)	12/20/2024	Electronics	—	—	4	—	—
Schlesinger Global, Inc. (7)	07/14/2025	Business Services	7.60%	3M SOFR+275	4,870	4,851	4,748
			(PIK 5.60%)
Schlesinger Global, Inc. - Revolver (7)	07/14/2025	Business Services	7.60%	3M SOFR+275	32	32	31
			(PIK 5.60%)
Schlesinger Global, Inc. - Unfunded Revolver (8)	07/14/2025	Business Services	—	—	7	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	4,704	4,650	4,539
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	313	313	302
Seaway Buyer, LLC - Unfunded Revolver (8)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(98)
Shiftkey, LLC	06/21/2027	Business Services	10.62%	3M SOFR+601	17,595	17,478	16,838
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	1M SOFR+690	25,785	25,251	25,528
Sigma Defense Systems, LLC - Unfunded Revolver (8)	12/18/2027	Telecommunications	—	—	3,685	—	(37)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Financial Services	10.88%	3M SOFR+640	4,065	4,054	4,106
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (8)	02/09/2026	Financial Services	—	—	4,656	—	93
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Revolver (8)	12/02/2026	Financial Services	—	—	1,043	—	—
Smartronix, LLC - Unfunded Revolver (8)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Unfunded Revolver (8)	07/17/2025	Communications	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Business Services	10.25%	3M SOFR+565	432	430	432
Spendmend Holdings LLC - Unfunded Term Loan (8)	03/01/2025	Business Services	—	—	2,348	—	18
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	10.25%	3M SOFR+565	561	561	561
Spendmend Holdings LLC - Unfunded Revolver (8)	03/01/2028	Business Services	—	—	841	—	—
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+585	1,283	1,274	1,280
System Planning and Analysis, Inc. - Unfunded Term Loan (8)	08/16/2027	Aerospace and Defense	—	—	7,068	—	39
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	921	921	919
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	3,795	—	(8)
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.10%	3M SOFR+650	8,955	8,814	8,865
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/26/2029	Media	—	—	1,725	—	(17)
The Bluebird Group LLC - Revolver (8)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	11.27%	3M SOFR+635	184	181	185
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	10.95%	3M SOFR+610	305	305	305
The Vertex Companies, LLC - Unfunded Revolver (8)	08/30/2027	Business Services	—	—	435	—	—
TPCN Midco, LLC	06/26/2029	Diversified Conglomerate Service	10.35%	3M SOFR+575	3,990	3,931	3,894
TPCN Midco, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Conglomerate Service	—	—	5,894	—	(83)
TPCN Midco, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Conglomerate Service	—	—	1,160	—	(28)
TransGo, LLC	12/29/2028	Machinery	10.60%	3M SOFR+575	4,638	4,573	4,638
TransGo, LLC - Revolver (8)	12/29/2028	Machinery	—	—	2,775	—	—

TWS Acquisition Corporation	06/16/2025	Education	11.33%	3M SOFR+640	1,301	1,299	1,301
TWS Acquisition Corporation - Revolver (8)	06/16/2025	Education	—	—	1,644	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Urology Management Holdings, Inc.	06/15/2027	Healthcare, Education and Childcare	10.66%	3M SOFR+550	576	$573	$570
Urology Management Holdings, Inc. - Unfunded Term Loan A (8)	09/03/2026	Healthcare, Education and Childcare	—	—	2,000	—	(10)
Watchtower Intermediate, LLC	12/01/2029	Electronics	10.60%	3M SOFR+600	7,301	7,201	7,228
Watchtower Intermediate, LLC. - Unfunded Term Loan (8)	12/01/2025	Electronics	—	—	2,100	—	3
Watchtower Intermediate, LLC. - Revolver (8)	12/01/2029	Electronics	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/27/2027	Electronics	10.60%	3M SOFR+575	4,585	4,551	4,585
Wildcat Buyerco, Inc. - Unfunded Term Loan (8)	02/27/2027	Electronics	—	—	2,737	—	27
Wildcat Buyerco, Inc. - Revolver (8)	02/27/2027	Electronics	—	—	551	—	—
Zips Car Wash, LLC (7)	12/31/2024	Auto Sector	12.46%	3M SOFR+740	2,590	2,586	2,473
			(PIK 1.5%)
Total First Lien Secured Debt						579,813	557,686
Second Lien Secured Debt - 13.6% of Net Assets
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	13.95%	3M SOFR+915	17,825	17,606	17,647
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.19%	3M SOFR+910	8,000	7,698	8,000
ENC Parent Corporation - Second Lien	08/19/2029	Business Services	12.37%	3M SOFR+776	7,500	7,444	6,225
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.20%	1M SOFR+835	32,500	32,299	31,931
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	14.51%	3M SOFR+926	3,429	3,422	3,377
Total Second Lien Secured Debt						68,469	67,180
Subordinate Debt/Corporate Notes - 8.8% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	15.00%	—	3,235	3,189	3,187
			(PIK 15.00%)
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.37%	3M SOFR+1226	24,284	23,710	24,138
			(PIK 16.37%)
Northwinds Topco, Inc.	10/30/2029	Consumer Services	15.00%	—	7,123	7,020	6,944
			(PIK 15.00%)
Northwinds Topco, Inc. - Unfunded Term Loan (8)	10/30/2029	Consumer Services	—	—	7,000	—	(175)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Business Services	18.00%	—	6	6	4
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	03/08/2028	Business Services	—	—	6	—	(2)
Schlesinger Global, LLC - Promissory Note (7)	01/08/2026	Business Services	12.33%	3M SOFR+700	1	1	3
			(PIK 11.85%)
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare, Education and Childcare	12.00%	—	612	612	612
StoicLane, Inc. - Unfunded Convertible Notes (8)	08/15/2027	Healthcare, Education and Childcare	—	—	612	—	—
United Land Services Intermediate Parent Holdings, LLC	12/23/2026	Environmental Services	14.25%	—	9,300	9,120	9,021
			(PIK 14.25%)
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (8)	07/12/2025	Environmental Services	—	—	9,000	—	(135)
Total Subordinate Debt						43,658	43,597
Preferred Equity/Partnership Interests - 3.5% of Net Assets (6)
Accounting Platform Blocker, Inc. - Preferred Equity		Financial Services	—	—	356,200	356	356
Ad.net Holdings, Inc.		Media	—	—	2,400	240	304
AFC Acquisitions, Inc. Preferred Equity (10)		Distribution	—	—	507	780	831
AH Newco Equityholdings, LLC		Healthcare, Education and Childcare	6.00%	—	211	500	896
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	1,135	1,293
BioDerm Holdings, LP (Preferred)		Healthcare, Education and Childcare	—	—	1,312	1,312	1,178
Cartessa Aesthetics, LLC (10)		Distribution	—	—	3,562,500	3,563	6,343
C5MI Holdco, LLC - Preferred Equity (10)		Business Services	—	—	104,000	104	106
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity		Business Services	—	—	1	1	1
EvAL Home Health Solutions, LLC - Preferred Equity (10)		Healthcare, Education and Childcare	—	—	272,771	453	508
Hancock Claims Consultants Investors, LLC - Class A Preferred Equity (10)		Insurance	—	—	116,588	76	149
Imagine Topco, LP Preferred		Business Services	8.00%	—	743,826	744	862
Magnolia Topco LP - Class A Preferred Equity (10)		Auto Sector	—	—	1,545	1,545	1,592
Magnolia Topco LP - Class B Preferred Equity (10)		Auto Sector	—	—	1,018	643	—
Megawatt Acquisition Partners, LLC - Preferred A		Electronics	—	—	5,349	535	481
NXOF Holdings, Inc. (Tyto Athene, LLC)		Aerospace and Defense	—	—	422	422	572

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
ORL Holdco, Inc.		Business Services	—	—	575	$57	$8
PL Acquisitionco, LLC - Preferred Equity		Retail	—	—	37	37	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (10)		Consumer Products	—	—	5	5	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (10)		Consumer Products	—	—	10,624	699	1,138
RTIC Parent Holdings, LLC - Class D Preferred Equity (10)		Consumer Products	—	—	11,276	113	125
TPC Holding Company, LP		Food	—	—	219	219	354
TWD Parent Holdings, LLC Preferred		Business Services	—	—	30	30	35
Total Preferred Equity/Parnership Interests						13,569	17,132
Common Equity/Partnership Interests/Warrants - 25.3% of Net Assets (6)
A1 Garage Equity, LLC (10)		Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,767
ACP Big Top Holdings, L.P. - Common Equity		Manufacturing/Basic Industry	—	—	773,800	774	932
Ad.net Holdings, Inc.		Media	—	—	2,667	27	1
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	11,312	1,131	1,131
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	11,312	—	—
Aftermarket Drivetrain Products Holdings, LLC		Machinery	—	—	1,645	1,645	2,304
AG Investco LP (10)		Business Services	—	—	805,164	805	1,008
AG Investco LP - Unfunded (8),(10)		Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.		Aerospace and Defense	—	—	125,000	125	151
AMCSI Crash Co-Invest, LP		Auto Sector	—	—	2,489,777	2,490	3,737
AMCSI Crash Co-Invest, LP - Unfunded (8)		Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	—	—
Athletico Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	9,357	10,000	7,674
Atlas Investment Aggregator, LLC		Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.		Healthcare, Education and Childcare	—	—	1,312	—	—
Burgess Point Holdings, LP		Auto Sector	—	—	764	777	812
Carnegie Holdco, LLC - Common Equity (10)		Education	—	—	1,680,300	1,645	1,630
Carisk Parent, L.P. - Common Equity		Healthcare, Education and Childcare	—	—	204,455	204	211
Connatix Parent, LLC		Media	—	—	57,416	632	355
Consello Pacific Aggregator, LLC (10)		Business Services	—	—	782,891	743	703
Cowboy Parent LLC		Distribution	—	—	27,778	3,015	5,809
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	113	104	190
C5MI Holdco, LLC - Common Equity (10)		Business Services	—	—	754,200	754	752
Delta InvestCo LP (10)		Telecommunications	—	—	913,649	866	1,703
Delta InvestCo LP (8),(10)		Telecommunications	—	—	227,395	—	—
Duggal Acquisition, LLC (Common)		Marketing Services	—	—	313,600	314	314
eCommission Holding Corporation (12)		Financial Services	—	—	80	949	2,554
EDS Topco, LP		Aerospace and Defense	—	—	937,500	938	1,047
Exigo, LLC		Business Services	—	—	1,458,333	1,458	1,577
FedHC InvestCo LP (10)		Aerospace and Defense	—	—	14,578	489	1,193
FedHC InvestCo LP - Unfunded (8),(10)		Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (10)		Aerospace and Defense	—	—	20,882	2,175	1,814
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	647
Gauge ETE Blocker, LLC - Common Equity		Personal, Food and Miscellaneous Services	—	—	374,444	374	285
Gauge Lash Coinvest LLC		Consumer Products	—	—	1,101,293	834	3,201
Gauge Loving Tan, LP - Common Equity		Consumer Products	—	—	543,562	544	598
Gauge Schlesinger Coinvest, LLC		Business Services	—	—	9	10	5
GCOM InvestCo LP		Business Services	—	—	2,434	1,003	578
GGG MIDCO, LLC (Common) (10)		Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	1,222,700	1,223	1,223
GMP Hills, LP - Common Equity		Distribution	—	—	3,747,470	3,747	3,673
Hancock Claims Consultants Investors, LLC (10)		Insurance	—	—	450,000	450	275
HPA SPQ Aggregator LP- Common Equity		Business Services	—	—	750,399	750	842
HV Watterson Holdings, LLC		Business Services	—	—	1,600,000	1,600	252
Icon Partners V C, L.P.		Business Services	—	—	1,122,549	1,123	1,123
Icon Partners V C, L.P. - Unfunded (8)		Business Services	—	—	377,451	—	—
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,535
Imagine Topco, LP		Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.		Other Media	—	—	181,495	2,040	2,711
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services	—	—	4,993	525	776
ITC Infusion Co-invest, LP (10)		Healthcare, Education and Childcare	—	—	162,445	1,645	2,443
Kinetic Purchaser, LLC		Consumer Products	—	—	1,308,814	1,309	1,498
KL Stockton Co-Invest LP (Any Hour Services) (10)		Personal, Food and Miscellaneous Services	—	—	382,353	385	884
LEP Pequod Holdings, LP		Financial Services	—	—	350	865	1,004
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare	—	—	273,143	273	988
LJ Avalon, LP		Environmental Services	—	—	851,087	851	1,038
Lorient Peregrine Investments, LP		Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (10)		Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (10)		Auto Sector	—	—	1,017,840	—	—
MDI Aggregator, LP		Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,599
Meadowlark Title, LLC (10)		Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC - Common Equity A		Electronics	—	—	594	59	48
Municipal Emergency Services, Inc.		Distribution	—	—	3,920,145	3,984	6,272
NEPRT Parent Holdings, LLC (Recteq, LLC) (10)		Consumer Products	—	—	1,299	1,250	87
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	1,157	20	20
New Medina Health, LLC (10)		Healthcare, Education and Childcare	—	—	1,429,480	1,429	2,231
NFS - CFP Holdings LLC - Common Equity		Business Services	—	—	662,983	663	663
NORA Parent Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	1,257	1,248	1,115
North Haven Saints Equity Holdings, LP (10)		Business Services	—	—	351,553	352	380

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Northwinds Services Group, LLC - Common Equity		Consumer Services	—	—	840,000	$1,680	$1,680
NXOF Holdings, Inc.		Aerospace and Defense	—	—	8,188	108	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (10)		Aerospace and Defense	—	—	98,286	983	997
OES Co-Invest, LP Class A Common Equity		Diversified Conglomerate Service	—	—	840	847	937
OHCP V BC COI, L.P.		Distribution	—	—	694,943	695	443
OHCP V BC COI, L.P. - Unfunded (8)		Distribution	—	—	55,057	—	(20)
ORL Holdco, Inc.		Business Services	—	—	638	6	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	870,536	871	553
PAR Excellence Holdings, Inc. - Common Equity		Healthcare, Education and Childcare	—	—	1,087,000	1,087	1,087
PCS Parent, LP		Financial Services	—	—	421,304	421	442
PennantPark-TSO Senior Loan Fund II, LP (12)		Financial Services	—	—	8,115,794	8,116	8,126
Pink Lily Holdco, LLC (10)		Retail	—	—	1,044	1,044	—
Pragmatic Institute, LLC		Business Services	—	—	1,918,047	1,918	—
Quad (U.S.) Co-Invest, L.P.		Business Services	—	—	2,958,706	2,959	3,780
QuantiTech InvestCo LP (10)		Aerospace and Defense	—	—	700	—	172
QuantiTech InvestCo LP - Unfunded (8), (10)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (10)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP		Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,309
Safe Haven Defense MidCo, LLC (10)		Building Materials	—	—	227	227	247
SBI Holdings Investments LLC		Business Services	—	—	36,585	366	406
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,006
SP L2 Holdings, LLC		Consumer Products	—	—	881,966	882	35
SSC Dominion Holdings, LLC		Electronics	—	—	36	36	4,154
StellPen Holdings, LLC		Media	—	—	153,846	154	134
SV Aero Holdings, LLC (10)		Aerospace and Defense	—	—	25	218	472
TAC LifePort Holdings, LLC (10)		Aerospace and Defense	—	—	254,206	239	388
TCG 3.0 Jogger Co-Invest, LP - Common Equity		Media	—	—	6,475	1,252	965
Tower Arch Infolinks Media, LP (10)		Media	—	—	542,000	251	819
Tower Arch Infolinks Media, LP - Unfunded (8), (10)		Media	—	—	353,444	—	—
TPC Holding Company, LP		Food	—	—	11,527	12	61
TPCN Holdings, LLC - Common Equity (10)		Diversified Conglomerate Service	—	—	473,400	473	388
TWD Parent Holdings, LLC		Business Services	—	—	608	1	6
United Land Services Holdings LLC - Common Equity		Environmental Services	—	—	184,049	600	600
UniVista Insurance (10)		Business Services	—	—	400	334	844
Urology Partners Co., L.P.		Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,184
Watchtower Holdings, LLC (10)		Electronics	—	—	12,419	1,242	1,292
WCP Ivyrehab Coinvestment, LP (10)		Healthcare, Education and Childcare	—	—	208	208	221
WCP Ivyrehab QP CF Feeder, LP (10)		Healthcare, Education and Childcare	—	—	3,754	3,793	3,987
WCP Ivyrehab QP CF Feeder, LP - Unfunded (8), (10)		Healthcare, Education and Childcare	—	—	246	—	—
Wildcat Parent, LP		Electronics	—	—	2,314	98	843
Kentucky Racing Holdco, LLC (Warrants) (10)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,711
Total Common Equity/Partnership Interests/Warrants						111,008	125,097
US Government Securities - 20.2% of Net Assets
U.S. Treasury Bill (5)	10/29/2024	Short-Term U.S. Government Securities	4.72%	—	100,000	99,652	99,632
Total US Government Securities						99,652	99,632
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						916,168	910,323
Investments in Non-Controlled, Affiliated Portfolio Companies - 6.8% of Net Assets (1), (2)
First Lien Secured Debt - 0.8%
Walker Edison Furniture Company LLC (11)	03/01/2029	Home and Office Furnishings	—	—	10,877	10,054	979
Walker Edison Furniture Company, LLC - Unfunded Term Loan (11), (8)	03/01/2029	Home and Office Furnishings	—	—	167	—	(152)
Walker Edison Furniture Company LLC - Junior Revolver (11)	03/01/2029	Home and Office Furnishings	—	—	3,333	3,333	3,333
Total First Lien Secured Debt						13,387	4,160
Preferred Equity/Partnership Interests - 5.9% of Net Assets (6)
Cascade Environmental Holdings, LLC (Preferred)		Environmental Services	—	—	5,887,236	32,791	27,931
Cascade Environmental Holdings, LLC - Series B		Environmental Services	—	—	918	918	1,331
Total Preferred Equity/Partnership Interests						33,709	29,262

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services	—	—	7,444,347	$2,852	—
Walker Edison Furniture (6)		Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,638	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						56,734	33,423
Investments in Controlled, Affiliated Portfolio Companies - 77.8% (1), (2)
First Lien Secured Debt - 21.5% of Net Assets
AKW Holdings Limited (GBP) (9), (12)	03/15/2027	Healthcare, Education and Childcare	12.16%	3M SOFR+700	42,457	58,075	56,950
			(PIK 5.47%)
JF Holdings Corp.	07/31/2026	Distribution	11.30%	3M SOFR+605	49,625	49,114	49,129

Total First Lien Secured Debt						107,189	106,079
Subordinated Debt - 28.0% of Net Assets
Flock Financial, LLC (12)	10/19/2027	Financial Services	14.50%	—	22,208	22,208	22,208
			(PIK 14.50%)
PennantPark Senior Loan Fund, LLC (12)	07/31/2027	Financial Services	13.25%	3M SOFR+800	115,886	115,886	115,886
Total Subordinated Debt						138,094	138,094
Preferred Equity - 5.4% of Net Assets (6)
Flock Financial Class A Preferred Equity (12)		Financial Services	—	—	2,047,727	7,313	7,313
Flock Financial Class B Preferred Equity (12)		Financial Services	—	—	5,409,091	19,318	19,318
Total Preferred Equity						26,631	26,631
Common Equity - 23.0% of Net Assets (6)
AKW Holdings Limited - Common Equity (9), (12)		Healthcare, Education and Childcare	—	—	950	132	3,848
JF Intermediate, LLC		Distribution	—	—	43,918	4,488	41,729
PennantPark Senior Loan Fund, LLC (12)		Financial Services	—	—	67,373,319	67,436	67,923
Total Common Equity						72,056	113,500
Total Investments in Controlled, Affiliated Portfolio Companies						343,970	384,304
Total Investments - 268.9% of Net Assets						1,316,872	1,328,050
Cash and Cash Equivalents - 10.1% of Net Assets
BlackRock Federal FD Institutional 81			5.03%			38,769	38,769
Non-Money Market Cash						11,064	11,092
Total Cash and Cash Equivalents						49,833	49,861
Total Investments and Cash Equivalents - 279.0%						$1,366,705	$1,377,911
Liabilities in Excess of Other Assets - (179.0)%							(884,003)
Net Assets - 100%							$493,908
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
(9)
Non-U.S. company or principal place of business is located in The Isle of Man.
(10)
Investment is held through our Taxable Subsidiary (See Note 1).
(11)
Non-accrual security
(12)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2024, qualifying assets represent 78% of the Company’s total assets and non-qualifying assets represent 22% of the Company’s total assets.

Note: All investments are in US Companies unless noted otherwise

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
(The Vertex Companies, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
UniVista Insurance (9)	—	Business Services	—	—	400	$362	$555
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,044
WCP Ivyrehab (QP) CF Feeder, LP (9)	—	Healthcare, Education and Childcare	—	—	3,715,012	3,754	4,319
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7) (9)	—	Healthcare, Education and Childcare	—	—	284,988	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	820
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						95,037	115,477
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						816,754	830,808
Investments in Non-Controlled, Affiliated Portfolio Companies—10.9% of Net Assets (1), (2)
First Lien Secured Debt—2.1% of Net Assets
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	12.18%	1M SOFR+685	7,042	7,042	7,043
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Home and Office Furnishings	—	—	667	—	—
Walker Edison Furniture Company LLC - Junior Revolver	03/31/2027	Home and Office Furnishings	11.68%	1M SOFR+685	3,333	3,333	3,333
Total First Lien Secured Debt						10,375	10,376
Preferred Equity/Partnership Interests—6.4% of Net Assets(6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	5,887,236	32,791	31,032
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,073
Total Preferred Equity/Partnership Interests						33,709	32,105
Common Equity/Partnership Interests/Warrants—2.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	2,065	8,759
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	3,531
Total Common Equity/Partnership Interests/Warrants						11,703	12,290
Total Investments in Non-Controlled, Affiliated Portfolio Companies						55,787	54,771
Investments in Controlled, Affiliated Portfolio Companies—43.0% of Net Assets (1), (2)
First Lien Secured Debt—9.8% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	12.21%	3M SONIA+700	£40,371	55,388	49,275
Total First Lien Secured Debt						55,388	49,275
Second Lien Secured Debt—0.0% of Net Assets
Mailsouth Inc. (12)	04/23/2025	Printing and Publishing	—	—	14,896	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—20.4% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	13.37%	3M SOFR+800	102,325	102,325	102,325
Total Subordinated Debt						102,325	102,325
Common Equity—12.8% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	131	2,385
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	58,580,060	58,643	62,083
Total Common Equity						75,290	64,468
Total Investments in Controlled, Affiliated Portfolio Companies						245,386	216,068
Total Investments—219.4% of Net Assets						1,117,927	1,101,647
Cash and Cash Equivalents—7.7% of Net Assets
BlackRock Federal FD Institutional 30						24,683	24,683
Non-Money Market Cash						14,101	14,092
Total Cash and Cash Equivalents						38,784	38,775
Total Investments and Cash Equivalents—227.1% of Net Assets						$1,156,711	$1,140,422
Liabilities in Excess of Other Assets—(127.1%) of Net Assets							(638,235)
Net Assets—100.0%							$502,187

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
(8)
Non-U.S. company or principal place of business is located in The Isle of Man.
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
(12)
Non-accrual security.

Note: All investments are in US Companies unless noted otherwise

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

We execute our investment strategy directly and through our wholly owned subsidiaries, our unconsolidated joint venture and unconsolidated limited partnership. The term “subsidiary” means entities that primarily engage in investment activities in securities or other assets and are wholly owned by us. The Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities of securities or other assets other than entities wholly owned by the Company. We comply with the provisions of Section 18 of the 1940 Act governing capital structure and leverage on an aggregate basis with our subsidiaries. Our subsidiaries comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

We have entered into an investment management agreement, (the "Investment Management Agreement"), with PennantPark Investment Advisors, LLC (the "Investment Adviser"), an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, (the "Administration Agreement"), with PennantPark Investment Administrator LLC (the"Administrator"), which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to SBIC II under a separate administration agreement.

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of September 30, 2024, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

September 30, 2024

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2024,we had two portfolio company on non-accrual, representing 4.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had one portfolio company on non-accrual representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the years ended September 30, 2024, 2023, and 2022, we recorded a provision for taxes on net investment income of $2.6 million, $4.3 million and $0.8 million, respectively, which pertains to U.S. federal excise tax.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

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

For the years ended September 30, 2024, 2023 and 2022 the Company recognized a provision for taxes of $0.2 million, $(5.0) million, and $(6.2) million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2024, 2023 and 2022 the Company recognized a provision for taxes of $(0.7) million, $1.6 million, and $(0.9) million, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the year ended September 30, 2024, 2023 and 2022 the Company recognized a provision for taxes $0.5 million, $3.4 million, and $7.1 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the year ended September 30, 2024, 2023 and 2022 the Company paid zero, zero, and $4.0 million respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

During the year ended September 30, 2024, we issued 71,594 shares of common stock through the ATM Program at an average price of $7.72 per share, raising $0.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

September 30, 2024

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In November 2023, the Financial Accounting Standards Board (FASB) issues ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2024. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. SBIC II’s investment management agreement had no effect on the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” For the years ended September 30, 2024, 2023, and 2022, the Investment Adviser earned base management fees of $16.7 million, $16.5 million, and $19.8 million, respectively, from us.

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

For the years ended September 30, 2024, 2023, and 2022, the Investment Adviser earned $12.7 million, $13.9 million, and $2.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains, (20.0)% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2024, 2023, and 2022, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2024, 2023, and 2022, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator has provided similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2024, 2023, and 2022, we recorded $1.2 million, $1.3 million and $0.5 million, respectively, for services described above.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the years ended September 30, 2024, 2023, and 2022.

For the years ended September 30, 2024, 2023, and 2022, we sold $308.8 million, $127.8 million, and $395.3 million in investments to PSLF at fair value, respectively, and recognized $0.2 million, $(0.2) million and $0.2 million of net realized gain(loss), respectively.

For the years ended September 30, 2024 and 2023, we sold zero and zero in investments to PTSF II at fair value, respectively, and recognized zero and zero of net realized gains, respectively.

As of September 30, 2024 and 2023, PNNT had a payable to PSLF and PTSF II of less than $0.1 million and $4.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

As of September 30, 2024 and September 30, 2023, PNNT had a receivable from Administrator of $0.2 million and zero, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2024, 2023, and 2022 totaled $784.2 million, $279.9 million, and $943.0 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the same periods totaled $555.4 million, $418.6 million, and $911.6 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	September 30, 2024		September 30, 2023
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$700,390	$667,926	$538,737	$527,657
U.S. Government Securities	99,652	99,632	99,768	99,751
Second lien	68,470	67,180	96,759	80,396
Subordinated debt / corporate notes	65,865	65,804	54,897	53,897
Subordinated notes in PSLF	115,886	115,886	102,325	102,325
Equity	199,173	243,699	166,798	175,538
Equity in PSLF	67,436	67,923	58,643	62,083
Total investments	1,316,872	1,328,050	1,117,927	1,101,647
Cash and cash equivalents	49,833	49,861	38,784	38,775
Total investments and cash and cash equivalents	$1,366,705	$1,377,911	$1,156,711	$1,140,422

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2024 (1)	September 30, 2023 (1)
Business Services	16%	16%
Distribution	14	7
Healthcare, Education and Childcare	11	13
Short-Term U.S. Government Securities	8	11
Consumer Products	8	8
Financial Services	6	5
Aerospace and Defense	5	5
Environmental Services	4	4
Auto Sector	4	4
Telecommunications	3	5
Media	3	5
Chemicals, Plastics and Rubber	3	5
Electronics	2	2
Personal, Food and Miscellaneous Services	2	2
Building Materials	2	1
Education	1	1
Manufacturing/Basic Industry	1	—
Buildings and Real Estate	1	1
Diversified Conglomerate Service	1	—
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1
Consumer Services	1	—
Other	3	4
Total	100%	100%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2024 and 2023 PSLF had total assets of $1,073.4 million and $872.8 million, respectively. PSLF’s portfolio consisted of debt investments in 102 and 90 portfolio companies as of September 30, 2024 and 2023, respectively. As of September 30, 2024, we and Pantheon had remaining commitments to fund first lien secured debt of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of September 30, 2023, we and Pantheon had remaining commitments to fund first lien secured debt of $13.6 million and $8.9 million, respectively, and equity interest of $8.8 million and $5.7 million respectively. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. As of September 30, 2023 at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2024 and 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024 and 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million, respectively, and equity interests of $67.4 million and $58.6 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $400 million (increased from $325.0 million in August 2024) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period, subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC. transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC. and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of September 30, 2024 and 2023, there was $246.0 million of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of September 30, 2024 and 2023 there was $246.0 million of external 2035 Asset-Backed Debt.

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2024	September 30, 2023
Total investments	$1,031,225	$804,187
Weighted average cost yield on income producing investments	11.3%	12.1%
Number of portfolio companies in PSLF	102	90
Largest portfolio company investment at fair value	$25,073	$19,737
Total of five largest portfolio company investments at fair value	$109,927	$97,526

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

Below is a listing of PSLF’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name [3,4]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par / Shares	Cost	Fair Value [2]
First Lien Secured Debt - 916.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622
One Stop Mailing, LLC	05/07/27	Transportation	11.21%	SOFR+636	8,380	8,256	8,380
Owl Acquisition, LLC	02/04/28	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC (New Issue)	05/18/26	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/02/28	Business Services	11.51%	SOFR+600	12,903	12,682	12,877

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

Issuer Name [3,4]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par / Shares	Cost	Fair Value [2]
PCS Midco, Inc.	03/01/30	Financial Services	10.81%	SOFR+575	5,812	$5,735	$5,812
PL Acquisitionco, LLC	11/09/27	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	04/28/28	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	01/29/26	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/26	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	01/03/25	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/27	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/02/26	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/28	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	07/17/25	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	03/01/28	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/25	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	06/06/25	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	9.95%	SOFR+500	9,661	9,462	9,537
Teneo Holdings LLC	03/13/31	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	07/27/26	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	08/31/27	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/28	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	02/27/27	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/24	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1%
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5%						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6%
BlackRock Federal FD Institutional 30						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1%						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)%							(955,549)
Members' Equity—100.0%							$112,271

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
(3)
All investments are in US Companies unless noted otherwise
(4)
The securities are, 1) pledged as collateral under the BNP Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC; or, 3) securing the 2035 Asset-Backed Debt held through PennantPark CLO VII, LLC

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name [4,5]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.84%	SOFR+660	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	11.79%	SOFR+640	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	12.04%	SOFR+665	14,354	14,319	14,103
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	11.22%	SOFR+585	10,882	10,847	10,665
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.51%	SOFR+615	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan (3)	12/29/2026	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	1/31/2028	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	11.79%	SOFR+640	17,823	17,588	17,556
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	11.50%	SOFR+626	9,683	9,683	9,683
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	10.67%	SOFR+532	893	836	841
Cartessa Aesthetics, LLC	6/14/2028	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	8/16/2027	Personal, Food and Miscellaneous Services	10.90%	SOFR+551	2,575	2,550	2,562
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	11.24%	SOFR+585	10,882	10,834	10,882
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/3/2025	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	1/10/2029	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	1/17/2024	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	5/29/2029	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	3/15/2027	Business Services	11.17%	SOFR+585	9,750	9,637	9,555
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	2/23/2028	Hotels, Motels, Inns and Gaming	12.43%	SOFR+710	4,373	4,291	4,307
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+660	7,027	7,008	6,676
Graffiti Buyer, Inc.	8/10/2027	Distribution	10.99%	SOFR+560	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.79%	SOFR+625	15,140	14,974	15,110
HW Holdco, LLC	12/10/2024	Media	11.70%	SOFR+640	14,250	14,171	14,036
IG Investments Holdings, LLC	9/22/2028	Business Services	11.45%	SOFR+610	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.72%	SOFR+535	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/2024	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/1/2026	Media	11.17%	SOFR+585	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+615	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+625	4,658	4,631	4,603
Lash OpCo, LLC	2/18/2027	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	10.67%	SOFR+535	12,218	12,056	12,096
LJ Avalon Holdings, LLC	1/31/2030	Environmental Services	11.77%	SOFR+640	6,318	6,206	6,192
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.99%	SOFR+549	7,601	7,153	7,202
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	4/16/2027	Telecommunications	11.22%	SOFR+585	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/1/2027	Distribution	11.04%	SOFR+565	5,975	5,860	5,843
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	5/9/2029	Financial Services	11.97%	SOFR+650	8,020	7,910	8,020
One Stop Mailing, LLC	5/7/2027	Transportation	11.68%	SOFR+636	8,470	8,311	8,470
Owl Acquisition, LLC	2/4/2028	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	5/18/2026	Distribution	12.90%	SOFR+725	4,378	4,343	4,301

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

Issuer Name [4,5]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index [1]	Par	Cost	Fair Value [2]

Pequod Merger Sub, Inc.	12/2/2026	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	$11,267	$11,244
PL Acquisitionco, LLC	11/9/2027	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	5/8/2026	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	3,314	3,267	3,264
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	11.22%	SOFR+575	5,603	5,603	5,603
Reception Purchaser, LLC	4/28/2028	Transportation	11.54%	SOFR+615	5,000	4,937	4,800
Recteq, LLC	1/29/2026	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	11.13%	SOFR+576	14,389	14,332	12,591
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.54%	SOFR+515	3,176	3,162	3,131
Riverside Assessments, LLC	3/10/2025	Education	11.29%	SOFR+575	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692
Sales Benchmark Index LLC	1/3/2025	Business Services	11.59%	SOFR+600	6,859	6,815	6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	7/17/2025	Communications	12.37%	SOFR+715	9,239	9,206	9,202
SpendMend Holdings, LLC	3/1/2028	Business Services	11.04%	SOFR+565	9,607	9,352	9,396
STV Group Incorporated	12/11/2026	Transportation	10.67%	SOFR+535	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	7/18/2025	Financial Services	10.67%	SOFR+535	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	11,095	11,008	10,929
The Bluebird Group LLC	7/27/2026	Business Services	12.79%	SOFR+740	7,855	7,872	7,823
The Vertex Companies, LLC	8/31/2027	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	6/6/2025	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	3/1/2024	Business Services	12.67%	SOFR+735	19,682	19,581	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618

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
(4)
All investments are in US Companies unless noted otherwise
(5)
The securities are, 1) pledged as collateral under the BNP Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC; or, 3) securing the 2035 Asset-Backed Debt held through PennantPark CLO VII, LLC

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

1

Below is the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2024	September 30, 2023
Assets
Investments at fair value (amortized cost—$1,036,305 and $810,737, respectively)	$1,031,225	$804,187
Cash and cash equivalents (cost—$36,595 and $59,096, respectively)	36,595	59,096
Interest receivable	5,089	5,248
Prepaid expenses and other assets	372	936
Due from affiliate	71	3,296
Total assets	1,073,352	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,672	244,284
2035 Asset-backed debt, net (par—$246,000)	244,118	243,727
Notes payable to members	191,546	169,131
Credit facility payable	247,600	88,600
Interest payable on credit facility and asset backed debt	12,525	10,421
Distribution payable to members	8,000	7,250
Payable for investments purchased	7,314	2,002
Interest payable on notes to members	4,372	3,895
Accounts payable and accrued expenses	934	835
Total liabilities	961,081	770,145
Commitments and contingencies
Members' equity	112,271	102,618
Total liabilities and members' equity	$1,073,352	$872,763

*For the years ended of September 30, 2024 and 2023, PSLF had zero million and $0.5 million, respectively, of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Year Ended September 30,
	2024	2023
Investment income:
Interest	$114,231	$88,280
Other income	1,023	1,410
Total investment income	115,254	89,690
Expenses:
Interest expense on credit facility and asset-backed debt	54,405	37,977
Interest expense on notes to members	24,861	20,858
Administration fees	2,423	2,027
General and administrative expenses	1,360	1,090
Total expenses	83,049	61,952
Net investment income	32,205	27,738
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(2,838)	(498)
Net change in unrealized appreciation (depreciation) on investments	1,462	1,575
Net realized and unrealized gain (loss) on investments	(1,376)	1,077
Net increase (decrease) in members' equity resulting from operations	$30,829	$28,815

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

September 30, 2024

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category ($ in thousands)	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$13,841	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	621,998	Market Comparable	Market yield	7.0% - 21.4% (10.2%)
First Lien	32,087	Enterprise Market Value	EBITDA multiple	0.9x - 8.4x (8.4x)
Second lien	63,803	Market Comparable	Market yield	13.1% - 18.5% (13.9%)
Second lien	3,377	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	181,690	Market Comparable	Market yield	5.0% - 16.5% (14.1%)
Equity	235,573	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (9.4x)
Total Level 3 investments	$1,152,369
Debt Category ($ in thousands)
Truist Credit Facility	$460,361	Market Comparable	Market yield	5.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

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
(2)
DLOM is defined as discount for lack of marketability

Our investments, cash and cash equivalents, Credit Facility, SBA debentures, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy ($ in thousands):

	Fair Value at September 30, 2024
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$916,796	$—	$—	$916,796	$—
U.S. Government Securities(3)	99,632	—	99,632	—	—
Equity investments	311,622	—	—	235,573	76,049
Total investments	1,328,050	—	99,632	1,152,369	76,049
Cash and cash equivalents	49,861	49,861	—	—	—
Total investments and cash and cash equivalents	$1,377,911	$49,861	$99,632	$1,152,369	$76,049
Truist Credit Facility	$460,361	$—	$—	$460,361	$—
2026 Notes(2)	148,571	—	148,571	—	—
2026 Notes-2(2)	163,080	—	163,080	—	—
Total debt	$772,012	$—	$311,651	$460,361	$—

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
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service who utilize broker-supplied prices.

	Fair Value at September 30, 2023
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$764,275	$—	$—	$764,275	$—
U.S. Government Securities(3)	99,751	—	99,751	—	—
Equity investments	237,621	—	—	163,053	74,568
Total investments	1,101,647	—	99,751	927,328	74,568
Cash and cash equivalents	38,775	38,775	—	—	—
Total investments and cash and cash equivalents	$1,140,422	$38,775	$99,751	$927,328	$74,568
Truist Credit Facility	$206,940	$—	$—	$206,940	—
2026 Notes (2)	147,669	—	147,669	—	—
2026-2 Notes (2)	162,226	—	162,226	—	—
Total debt	$516,835	$—	$309,895	$206,940	$—

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2024
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(23,028)	(10,053)	(33,081)
Net change in unrealized appreciation (depreciation)	(5,374)	35,990	30,616
Purchases, PIK interest, net discount accretion and non-cash exchanges	726,526	59,520	786,046
Sales, repayments and non-cash exchanges	(545,603)	(12,937)	(558,540)
Transfers in/out of Level 3	—	—	—
Ending Balance	$916,796	$235,573	$1,152,369
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(21,133)	$25,461	$4,328

	Year Ended September 30, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$902,165	$257,162	$1,159,327
Net realized gain (loss)	(17,070)	(128,078)	(145,148)
Net change in unrealized appreciation (depreciation)	8,446	46,893	55,339
Purchases, PIK interest, net discount accretion and non-cash exchanges	253,353	24,045	277,398
Sales, repayments and non-cash exchanges	(382,619)	(36,969)	(419,588)
Transfers in/out of Level 3	—	—	—
Ending Balance	$764,275	$163,053	$927,328
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(488)	$(37,015)	$(37,503)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30,
Long-Term Credit Facility	2024	2023
Beginning Balance (cost – $212,420 and $385,920, respectively)	$206,940	$376,687
Net change in unrealized (depreciation) appreciation included in earnings	4,385	3,753
Borrowings (1)	524,036	152,500
Repayments (1)	(275,000)	(326,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $461,456 and $212,420 respectively)	$460,361	$206,940
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $461,456 and $212,420 respectively)	$460,361	$206,940

(1)
Excludes temporary draws.

As of September 30, 2024, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£, CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$48,289	December 28, 2024	$(1,131)
Canadian dollar	CAD 2,800	$2,036	$2,073	October 23, 2024	$36

As of September 30, 2023, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£, CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$43,940	December 28, 2023	$(5,480)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, zero, and $5.1 million relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2024, 2023, and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

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

For the year ended September 30, 2024, 2023, and 2022 the Credit Facility had a net change in unrealized (appreciation) depreciation of $(4.4) million, $(3.8) million and $7.5 million, respectively. As of September 30, 2024, 2023, and 2022, the net unrealized (appreciation) depreciation on Truist Credit Facility totaled $1.1 million, $5.5 million, and $9.2 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2024 and 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2024	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$51,660	$2,687	$—	$6,451	$60,798	$3,820	$2,687	$—	$—
Flock Financial, LLC (5)	32,300	20,816	(5,306)	1,029	48,839	1,341	1,397	—	(5,305)
JF Intermediate, LLC (JF Holdings Corp.) (2)	8,759	51,912	(375)	30,562	90,858	5,536	—	—	—
Mailsouth Inc.	—	—	(28,899)	28,899	—	—	—	—	(28,899)
PennantPark Senior Loan Fund, LLC (3)	164,408	22,353	—	(2,952)	183,809	15,041	—	21,605	—
RAM Energy LLC (4)	—	—	—	—	—	—	—	—	(795)
Total Controlled Affiliates	$257,127	$97,768	$(34,580)	$63,989	$384,304	$25,738	$4,084	$21,605	$(34,999)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,105	$—	$—	$(2,843)	$29,262	$—	$—	$—	$—
Walker Edison Furniture Company LLC	13,907	3,012	—	(12,758)	4,161	—	347	—	—
Total Non-Controlled Affiliates	$46,012	$3,012	$-	$(15,601)	$33,423	$—	$347	$—	$—
Total Controlled and Non-Controlled Affiliates	$303,139	$100,780	$(34,580)	$48,388	$417,727	$25,738	$4,431	$21,605	$(34,999)
(1)
Includes PIK.
(2)
JF Intermediate, LLC became a controlled affiliate during the quarter ended December 31, 2023.
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
(4)
RAM Energy LLC was fully realized in January 2023, during the quarter ended June 30, 2024 there was realized loss due to reduction of the escrow receivable.
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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Years Ended September 30,
	2024	2023	2022
Numerator for net increase (decrease) in net assets resulting from operations	$48,851	$(33,807)	$(24,740)
Denominator for basic and diluted weighted average shares	65,246,011	65,224,500	66,254,150
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.75	$(0.52)	$(0.37)

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

As of September 30, 2024 and 2023, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes ($ in thousands):

	Years Ended September 30,
	2024	2023	2022
Increase (Decrease) in paid-in capital	$(2,800)	$(1,703)	$(25,577)
Increase (Decrease) in accumulated net realized gain	(11,993)	(1,494)	18,347
Increase in undistributed net investment income	14,793	3,197	7,230

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income ($ in thousands):

	Years Ended September 30,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$48,852	$(33,807)	$(24,740)
Net realized (gain) loss on investments	33,646	156,757	(34,756)
Net change in unrealized (appreciation) depreciation on investments and debt	(22,428)	(57,417)	103,439
Other book-to-tax differences	9,268	(6,006)	9,490
Other non-deductible expenses	3,245	5,766	3,691
Taxable income before dividends paid deduction	$72,583	$65,293	$57,124

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	Years Ended September 30,
	2024	2023	2022
Undistributed net investment income – tax basis	$65,962	$62,710	$46,283
Short-term realized loss carried forward	(3,397)	(1,699)	(2,065)
Long-term realized loss carried forward	(287,545)	$(379,074)	$(103,119)
Distributions payable and other book to tax differences	(37,435)	83,860	(37,103)
Net unrealized appreciation (depreciation) on investments and debt	12,290	(10,141)	(66,665)
Total accumulated deficit – book basis	$(250,125)	$(244,344)	$(162,669)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2024	2023	2022
Ordinary income (including short-term gains, if any)	$57,420	$49,571	$36,590
Long-term capital gain	—	—	—
Total distributions	$57,420	$49,571	$36,590
Total distributions declared per share	$0.88	$0.76	$0.56

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2024 and 2023, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $38.8 million and $11.1 million and $24.7 million and $14.1 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30, ($in thousands, except per share data):

	2024	2023	2022	2021	2020
Per Share Data:
Net asset value, beginning of year	$7.70	$8.98	$9.85	$7.84	$8.68
Net investment income (1)	0.92	1.00	0.66	0.54	0.58
Net realized and unrealized (loss) gain (1)	(0.17)	(1.52)	(1.03)	1.94	(0.82)
Net (decrease) increase in net assets resulting from operations (1)	0.75	(0.52)	(0.37)	2.48	(0.24)
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.88)	(0.76)	(0.56)	(0.48)	(0.60)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(0.88)	(0.76)	(0.56)	(0.48)	(0.60)
(Dilutive) effect of common stock issuance	(0.01)	—	—	—	—
Repurchase of common stock (1)	—	—	0.06	—	—
Net asset value, end of year	$7.56	$7.70	$8.98	$9.85	$7.84
Per share market value, end of year	$6.99	$6.58	$5.46	$6.49	$3.19
Total return (3)	20.54%	13.64%	(8.42)%	120.98%	(39.62)%
Shares outstanding at end of year	65,296,094	65,224,500	65,224,500	67,045,105	67,045,105
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (6)	7.73%	7.75%	4.17%	3.74%	4.91%
Ratio of interest and expenses on debt to average net assets (5)	9.06%	7.55%	5.19%	3.73%	6.22%
Ratio of total expenses to average net assets (5), (6)	16.78%	15.30%	9.36%	7.47%	11.13%
Ratio of net investment income to average net assets (5)	12.04%	12.56%	6.74%	6.04%	7.01%
Net assets at end of year	$493,908	$502,187	$585,565	$660,144	$525,709
Weighted average debt outstanding (7)	$693,573	$656,776	$695,267	$649,666	$794,641
Weighted average debt per share (1), (7)	$10.63	$10.07	$10.49	$9.69	$11.85
Asset coverage per unit (8)	$1,637	$1,952	$1,855	$2,208	$2,078
Average market value per unit (9), (10)	$—	$—	$—	$25.13	$23.47
Portfolio turnover ratio	43.99%	32.58%	70.41%	37.74%	12.74%

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
(6)
For the years ended September 30, 2020, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 4.65%, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 9.12%.
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
(9)
The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2024, or 2023.
(10)
The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG,” which were issued in increments of $25 per unit and commenced trading on September 30, 2019. The 2024 Notes were redeemed in full on November 13, 2021 and no amounts were outstanding as of September 30, 2024, or 2023.

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2024, 2023, and 2022, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes-2, was 6.5%, 6.0%, and 4.8%, respectively. As of September 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 195%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

Truist Credit Facility

As of September 30, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million, which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2024 and 2023, we had $461.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.2% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2024 and 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million of the total commitments and pricing set at 235 basis points over SOFR. As of September 30, 2024 and 2023, we had $13.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of September 30, 2024, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II was historically able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero as of September 30, 2024 and 2023,. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2024 and 2023, we had $373.9 million and $160.8 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $52.5 million and $22.4 million to PSLF as of September 30, 2024 and 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2024, PennantPark Senior Loan Fund, LLC and JF Intermediate, LLC triggered at least one of the significance tests. In accordance with Rule 3-09, separate audited financial statements of JF Intermediate, LLC for the years ended September 30, 2024, 2023, and 2022 will be filed via Form 10-K/A at a later date. Similar, in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Loan Fund, LLC for the years ended September 30, 2024, 2023, and 2022 are being filed hereith as Exhibit 99.3 and Exhibit 99.4.

In December 2023, the JF Intermediate LLC became controlled affiliate. Below is certain selected key financial data from JF Intermediate, LLC Balance Sheet at September 30, 2024 and 2023, and the twelve months ended September 30, 2024, 2023 and 2022 Income Statement for the periods in which our investment in JF Intermediate, LLC exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

JF Intermediate, LLC (Unaudited):

Balance Sheet	September 30, 2024	September 30, 2023
Current assets	$278,646	$194,468
Noncurrent assets	120,808	82,492
Current liabilities	181,517	115,073
Noncurrent liabilities	$246,278	$170,378

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2024

	Years Ended September 30,
Income Statement	2024	2023	2022
Total revenue	$832,069	$586,579	$543,186
Total expenses	851,180	600,412	549,550
Net loss	$(19,111)	$(13,833)	$(6,364)

14. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the year ended September 30, 2024 and September 30, 2023, we did not make any repurchase of our common shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

b)
Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K, is incorporated by reference herein.

c)
Changes in Internal Controls Over Financial Reporting

As of September 30, 2024, management remediated the material weakness previously identified as of September 30, 2023 relating to(a) the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments and (b) in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. Although this material weakness did not result in any material misstatement of our consolidated financial statements, there is a possibility it could have led to a material misstatement of account balances or disclosures that were not prevented or detected.

Management remediated the material weaknesses identified as of September 30, 2023 by enhancing (a) existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively, (b) existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (c) policies and procedures to demonstrate a commitment to improving our overall control environment.

As a result of the remediation activities, management has determined that management's control were designed appropriately and a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of September 30, 2023 has been remediated as of September 30, 2024.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

3.2

Articles of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2024).

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

10.1

Amended and Restated Administration Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2024).

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

10.5

Fourth Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736) filed on August 7, 2024).

10.6

Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 4, 2019, by and among PennantPark Investment Corporation, as borrower, the lenders party thereto, SunTrust Bank, as administrative agent and collateral agent, and solely with respect to Section 4.9, PNNT CI (GALLS) Prime Investment Holdings, LLC, PNNT Investment Holdings, LLC, PNNT New Gulf Resources, LLC, PNNT ecoserve, LLC and PNNT Cascade Environmental Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on September 4, 2019).

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

10.8

First Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 19, 2020).

10.9

Second Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on September 4, 2024).

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

10.11

Equity Distribution Agreement, dated as of June 4, 2024, by and among PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Truist Securities, Inc., as the sales agent (Incorporated by reference to Ex. 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 4, 2024).

10.12

Equity Distribution Agreement, dated as of June 4, 2024 by and among PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Keefe, Bruyette & Woods, Inc., as the sales agent (Incorporated by reference to Ex. 1.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 4, 2024).

10.13

Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2024, by and among PennantPark Investment Corporation and Truist Bank, as administrative agent. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2024).

14.1	Joint Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

19.1	Insider Trading Policy (included in the Joint Code of Ethics of the Registrant) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant's Annual REport on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.2*	Report of RSM US LLP on Senior Securities Table.

99.3*	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2024 and 2023.

99.4*	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2023 and 2022.

101.INS*	Inline XBRL Instance Document

191.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2024.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 25, 2024
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 25, 2024
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	November 25, 2024
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 25, 2024
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 25, 2024
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 25, 2024
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	November 25, 2024
José A. Briones, Jr.