Form 10-Q
period 2024-12-31
PENNANTPARK INVESTMENT CORP
filed 2025-02-10
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 10, 2025 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q (the "Report"), in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers collectively to our consolidated subsidiaries, PNNT Investment Holdings II, LLC and PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank, as amended and restated; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$856,406 and $916,168, respectively)	$845,829	$910,323
Non-controlled, affiliated investments (amortized cost—$57,109 and $56,734, respectively)	11,032	33,423
Controlled, affiliated investments (amortized cost—$370,967 and $343,970, respectively)	441,205	384,304
Total investments (amortized cost—$1,284,482 and $1,316,872, respectively)	1,298,066	1,328,050
Cash and cash equivalents (cost—$55,868 and $49,833, respectively)	55,851	49,861
Interest receivable	5,227	5,261
Receivable for investments sold	47,230	—
Distribution receivable	5,359	5,417
Due from affiliates	144	228
Prepaid expenses and other assets	214	269
Total assets	1,412,091	1,389,086
Liabilities
Truist Credit Facility payable, at fair value (cost—$464,456 and $461,456, respectively)	460,033	460,361
2026 Notes payable, net (par— $150,000)	148,796	148,571
2026 Notes-2 payable, net (par— $165,000)	163,293	163,080
Payable for investment purchased	125,050	100,096
Distributions payable	5,224	5,224
Base management fee payable	4,268	4,297
Incentive fee payable	2,756	3,057
Accounts payable and accrued expenses	5,500	4,053
Interest payable on debt	2,850	6,406
Due to affiliates	—	33
Total liabilities	917,770	895,178
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	743,968	743,968
Accumulated deficit	(249,712)	(250,125)
Total net assets	$494,321	$493,908
Total liabilities and net assets	$1,412,091	$1,389,086
Net asset value per share	$7.57	$7.56

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$18,767	$21,068
Payment-in-kind	1,421	2
Dividend income	508	692
Other income	582	1,425
From non-controlled, affiliated investments:
Payment-in-kind	—	347
From controlled, affiliated investments:
Interest	7,255	5,481
Payment-in-kind	823	632
Dividend income	4,851	4,689
Total investment income	34,207	34,336
Expenses:
Interest and expenses on debt	11,741	9,557
Base management fee	4,268	4,004
Incentive fee	2,756	3,321
General and administrative expenses	1,250	1,214
Administrative services expenses	500	189
Expenses before provision for taxes	20,515	18,285
Provision for taxes on net investment income	700	393
Net expenses	21,215	18,678
Net investment income	12,992	15,658
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(2,560)	2,581
Non-controlled and controlled, affiliated investments	—	(750)
Net realized gain (loss) on investments and debt	(2,560)	1,831
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(4,777)	(12,270)
Non-controlled and controlled, affiliated investments	7,138	7,324
Provision for taxes on unrealized appreciation (depreciation) on investments	(37)	150
Debt appreciation (depreciation)	3,328	(2,040)
Net change in unrealized appreciation (depreciation) on investments and debt	5,652	(6,836)
Net realized and unrealized gain (loss) from investments and debt	3,092	(5,005)
Net increase (decrease) in net assets resulting from operations	$16,084	$10,653
Net increase (decrease) in net assets resulting from operations per common share	$0.25	$0.16
Net investment income per common share	$0.20	$0.24

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended December 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$12,992	$15,658
Net realized gain (loss) on investments and debt	(2,560)	1,831
Net change in unrealized appreciation (depreciation) on investments	2,361	(4,946)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	(37)	150
Net change in unrealized appreciation (depreciation) on debt	3,328	(2,040)
Net increase (decrease) in net assets resulting from operations	16,084	10,653
Distributions to stockholders:
Distribution of net investment income	(15,671)	(13,698)
Total distributions to stockholders	(15,671)	(13,698)
Net increase (decrease) in net assets	413	(3,045)
Net assets:
Beginning of period	493,908	502,187
End of period	$494,321	$499,142

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,084	$10,653
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(2,361)	4,946
Net change in unrealized appreciation (depreciation) on debt	(3,328)	2,040
Net realized (gain) loss on investments	2,560	(1,831)
Net accretion of discount and amortization of premium	(724)	(281)
Purchases of investments	(394,229)	(281,000)
Payment-in-kind income	(2,244)	(980)
Proceeds from dispositions of investments	427,065	170,753
Amortization of deferred financing costs	439	439
(Increase) decrease in:
Interest receivable	34	(3,064)
Receivables from investments sold	(47,230)	—
Distribution receivable	58	(302)
Due from affiliate	84	(181)
Prepaid expenses and other assets	55	(235)
Increase (decrease) in:
Due to affiliate	(33)	(2,542)
Payable for investments purchased	24,954	(48,099)
Interest payable on debt	(3,556)	(3,106)
Base management fee payable, net	(29)	89
Incentive fee payable	(301)	11
Accounts payable and accrued expenses	1,447	(2,431)
Net cash provided by (used in) operating activities	18,745	(155,121)
Cash flows from financing activities:
Distributions paid to stockholders	$(15,671)	$(22,828)
Borrowings under Truist Credit Facility	55,000	228,036
Repayments under Truist Credit Facility	(52,000)	(52,000)
Net cash provided by (used in) financing activities	(12,671)	153,208
Net increase (decrease) in cash equivalents	6,074	(1,913)
Effect of exchange rate changes on cash	(84)	31
Cash and cash equivalents, beginning of period	49,861	38,775
Cash and cash equivalents, end of period	$55,851	$36,893
Supplemental disclosure of cash flow information:
Interest paid	$14,858	$12,224
Taxes paid	$—	$3,357
Non-cash exchanges and conversions	$5,963	$—
Non-cash purchases and disposition of investments	$26,250	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 171.1% (1), (2)
First Lien Secured Debt - 95.2% of Net Assets
A1 Garage Merger Sub, LLC - Unfunded Term Loan (7)	03/31/2025	Personal, Food and Miscellaneous Services	—	—	1,534	$-	$23
A1 Garage Merger Sub, LLC - Revolver (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	—	—
ACP Avenu Buyer, LLC	10/02/2029	Business Services	9.84%	3M SOFR+525	28	28	27
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	04/02/2025	Business Services	—	—	1,799	—	(25)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	Business Services	9.84%	3M SOFR+525	271	271	264
ACP Avenu Buyer, LLC - Revolver (7)	10/02/2029	Business Services	—	—	947	—	(26)
ACP Falcon Buyer, Inc. - Revolver (7)	08/01/2029	Business Services	—	—	2,533	—	—
Ad.net Acquisition, LLC - Funded Revolver	05/06/2026	Media	10.59%	3M SOFR+626	292	292	292
Ad.net Acquisition, LLC - Revolver (7)	05/06/2026	Media	—	—	152	—	—
Adweek Purchaser, LLC	05/30/2027	Printing and Publishing	11.33%	3M SOFR+700	2,000	1,967	2,000
Adweek Purchaser, LLC - Unfunded Term Loan (7)	11/30/2025	Printing and Publishing	—	—	400	—	6
Aechelon Technology, Inc. - Unfunded Revolver (7)	08/16/2029	Aerospace and Defense	—	—	1,109	—	—
AFC Dell Holding Corp.	04/09/2027	Distribution	10.09%	3M SOFR+550	67	67	67
AFC Dell Holding Corp. - Unfunded Term Loan (7)	04/09/2027	Distribution	—	—	4,428	—	—
Atlas Purchaser, Inc. - Third Out	05/06/2028	Telecommunications	11.46%	3M SOFR+700	8,840	7,562	5,242
Atlas Purchaser, Inc. - Fourth Out	05/06/2028	Telecommunications	11.46%	3M SOFR+700	4,760	702	305
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	06/30/2026	Media	10.19%	3M SOFR+585	461	461	461
Anteriad, LLC (f/k/a MeritDirect, LLC) - Revolver (7)	06/30/2026	Media	—	—	1,152	—	—
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.23%	3M SOFR+590	3	3	3
Applied Technical Services, LLC - Unfunded Term Loan (7)	07/17/2025	Environmental Services	—	—	2,637	—	(7)
Applied Technical Services, LLC - Revolver	12/29/2026	Environmental Services	13.25%	3M SOFR+475	1,596	1,596	1,576
Applied Technical Services, LLC - Unfunded Revolver (7)	12/29/2026	Environmental Services	—	—	206	—	(3)
Arcfield Acquisition Corp.	10/28/2031	Aerospace and Defense	9.17%	3M SOFR+500	15,000	14,981	14,963
Arcfield Acquisition Corp. - Revolver (7)	10/28/2031	Aerospace and Defense	—	—	1,688	—	(4)
Archer Lewis, LLC - Unfunded Term Loan A (7)	08/28/2025	Healthcare, Education and Childcare	—	—	1,863	—	—
Archer Lewis, LLC - Unfunded Term Loan B (7)	08/28/2026	Healthcare, Education and Childcare	—	—	8,527	—	—
Archer Lewis, LLC - Unfunded Revolver (7)	08/28/2029	Healthcare, Education and Childcare	—	—	1,304	—	(13)
Argano, LLC. - Unfunded Term Loan (7)	03/13/2025	Business Services	—	—	4,981	—	—
Argano, LLC. - Unfunded Revolver (7)	09/13/2029	Business Services	—	—	794	—	(8)
Azureon, LLC	06/26/2029	Diversified Conglomerate Service	10.08%	3M SOFR+575	5,218	5,150	5,103
Azureon, LLC - Unfunded Term Loan (7)	06/26/2026	Diversified Conglomerate Service	—	—	4,656	—	(56)
Azureon, LLC - Revolver (7)	06/26/2029	Diversified Conglomerate Service	—	—	1,160	—	(26)
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare, Education and Childcare	9.85%	3M SOFR+550	3,532	3,497	3,479
			(PIK 15.00%)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (7)	12/21/2025	Healthcare, Education and Childcare	—	—	6,150	—	(31)
Beacon Behavioral Support Service, LLC - Revolver (7)	06/21/2029	Healthcare, Education and Childcare	—	—	1,042	—	(16)
Berwick Industrial Park	05/02/2025	Buildings and Real Estate	13.00%	—	4,000	4,031	3,996
Best Practice Associates, LLC	11/08/2029	Aerospace and Defense	11.08%	3M SOFR+675	25,000	24,629	24,625
Best Practice Associates, LLC - Revolver (7)	11/08/2029	Aerospace and Defense	—	—	1,929	—	(29)
Beta Plus Technologies, Inc.	07/01/2029	Business Services	10.08%	3M SOFR+575	4,888	4,821	4,753
Big Top Holdings, LLC - Unfunded Revolver (7)	02/07/2030	Manufacturing/Basic Industry	—	—	1,155	—	—
BioDerm, Inc. - Revolver	01/31/2028	Healthcare, Education and Childcare	11.05%	3M SOFR+650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	9.73%	3M SOFR+540	1,275	1,267	1,252
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (7)	09/17/2026	Distribution	—	—	2,368	—	(18)
Blackhawk Industrial Distribution, Inc. - Funded Revolver	09/17/2026	Distribution	9.73%	3M SOFR+540	850	850	835
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	09/17/2026	Distribution	—	—	4,007	—	(69)
BLC Holding Company, Inc.	11/20/2030	Business Services	9.25%	3M SOFR+475	12,104	12,016	12,013
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2026	Business Services	—	—	9,768	—	—
BLC Holding Company, Inc. - Revolver (7)	11/20/2030	Business Services	—	—	3,005	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Boss Industries, LLC	12/27/2030	Conglomerate Manufacturing	9.33%	3M SOFR+500	11,000	$10,918	$10,918
Boss Industries, LLC - Funded Revolver	12/27/2030	Conglomerate Manufacturing	9.33%	3M SOFR+500	261	261	261
Boss Industries, LLC - Revolver (7)	12/27/2030	Conglomerate Manufacturing	—	—	1,045	—	—
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.33%	3M SOFR+600	14	14	14
Carisk Buyer, Inc. - Unfunded Term Loan (7)	12/01/2029	Healthcare, Education and Childcare	—	—	4,813	—	(24)
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	12/01/2029	Healthcare, Education and Childcare	—	—	1,528	—	(11)
Carisk Buyer, Inc. - Revolver (7)	12/01/2029	Healthcare, Education and Childcare	—	—	1,750	—	(26)
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/07/2026	Education	—	—	10,017	—	(50)
Carnegie Dartlet, LLC - Funded Revolver	02/07/2030	Education	10.05%	3M SOFR+550	200	200	197
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2030	Education	—	—	3,139	—	(47)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	10.08%	3M SOFR+575	23,676	23,370	23,676
Cartessa Aesthetics, LLC - Revolver	06/14/2028	Distribution	10.08%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/14/2028	Distribution	—	—	2,297	—	—
Case Works, LLC - Unfunded Term Loan (7)	10/01/2025	Business Services	—	—	852	—	1
Case Works, LLC - Funded Revolver	10/01/2029	Business Services	9.65%	3M SOFR+525	755	755	749
Case Works, LLC - Revolver (7)	10/01/2029	Business Services	—	—	1,132	—	(9)
CF512, Inc. - Revolver (7)	08/20/2026	Media	—	—	909	—	(14)
CJX Borrower, LLC	07/13/2027	Media	10.40%	3M SOFR+576	250	248	250
CJX Borrower, LLC - Unfunded Term Loan (7)	07/13/2027	Media	—	—	222	—	1
CJX Borrower, LLC - Funded Revolver	07/13/2027	Media	10.12%	3M SOFR+576	498	498	498
CJX Borrower, LLC - Revolver (7)	07/13/2027	Media	—	—	1,377	—	—
Compex Legal Services, Inc. - Revolver	02/07/2025	Business Services	10.14%	3M SOFR+555	328	328	328
Compex Legal Services, Inc. - Unfunded Revolver (7)	02/07/2025	Business Services	—	—	328	—	—
Crane 1 Services, Inc. - Revolver (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	—	(3)
C5MI Acquisition, LLC	07/31/2030	Business Services	10.33%	3M SOFR+600	7,481	7,373	7,369
C5MI Acquisition, LLC - Funded Revolver	07/31/2030	Business Services	10.33%	3M SOFR+600	689	689	679
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2030	Business Services	—	—	3,444	—	(52)
Dr. Squatch, LLC - Unfunded Revolver (7)	08/31/2027	Media	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	10.71%	3M SOFR+635	6	6	6
DRS Holdings III, Inc. - Revolver (7)	11/03/2025	Consumer Products	—	—	1,783	—	(7)
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2026	Marketing Services	—	—	2,042	—	—
Duggal Acquisition, LLC - Funded Revolver	09/30/2030	Marketing Services	9.08%	3M SOFR+475	512	512	507
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2030	Marketing Services	—	—	2,049	—	(20)
Dynata, LLC - Last-Out Term Loan	07/15/2028	Business Services	10.29%	3M SOFR+576	84	84	78
EDS Buyer, LLC - Revolver (7)	12/22/2028	Aerospace and Defense	—	—	1,915	—	(14)
Emergency Care Partners, LLC	10/18/2027	Healthcare, Education and Childcare	10.13%	3M SOFR+550	998	990	990
Emergency Care Partners, LLC - Unfunded Term Loan (7)	04/18/2026	Healthcare, Education and Childcare	—	—	2,185	—	(16)
Emergency Care Partners, LLC - Revolver (7)	10/18/2027	Healthcare, Education and Childcare	—	—	641	—	(5)
ENC Parent Corporation	08/20/2029	Business Services	8.84%	3M SOFR+451	3,391	3,009	2,914
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Personal, Food and Miscellaneous Services	10.83%	3M SOFR+650	1,436	1,436	1,436
ETE Intermediate II, LLC - Revolver (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	994	—	—
Eval Home Health Solutions Intermediate, LLC - Revolver (7)	05/10/2030	Healthcare, Education and Childcare	—	—	822	—	(8)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Events Buyer, LLC	12/17/2029	Event Services	10.10%	3M SOFR+575	6,000	$5,941	$5,940
Events Buyer, LLC - Unfunded Term Loan A (7)	06/17/2025	Event Services	—	—	5,461	—	—
Events Buyer, LLC - Unfunded Term Loan B (7)	12/17/2026	Event Services	—	—	5,201	—	—
Events Buyer, LLC - Revolver (7)	12/17/2029	Event Services	—	—	1,300	—	—
Exigo Intermediate II, LLC	03/15/2027	Business Services	10.70%	3M SOFR+635	24,065	23,862	24,065
Exigo Intermediate II, LLC - Revolver (7)	03/15/2027	Business Services	—	—	1,856	—	—
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.67%	3M SOFR+710	196	196	195
Five Star Buyer, Inc. - Revolver (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(6)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.41%	3M SOFR+500	2,840	2,812	2,811
GGG MIDCO, LLC - Unfunded Term Loan (7)	03/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	6,406	—	—
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	—	(6)
Graffiti Buyer, Inc.	08/10/2027	Distribution	9.93%	3M SOFR+560	248	246	244
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	08/10/2027	Distribution	—	—	831	—	(6)
Graffiti Buyer, Inc. - Funded Revolver	08/10/2027	Distribution	9.97%	3M SOFR+560	486	486	479
Graffiti Buyer, Inc. - Revolver (7)	08/10/2027	Distribution	—	—	282	—	(4)
Halo Buyer, Inc.	06/30/2025	Consumer Products	8.96%	3M SOFR+460	4,699	4,478	4,699
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.96%	1M SOFR+560	680	680	680
Hancock Roofing and Construction L.L.C. - Revolver (7)	12/31/2026	Insurance	—	—	70	—	—
Harris & Co. LLC - Unfunded Term Loan A (7)	02/09/2025	Financial Services	—	—	7,706	—	67
Harris & Co. LLC - Unfunded Term Loan B (7)	02/09/2026	Financial Services	—	—	16,654	—	146
Harris & Co. LLC - Funded Revolver	08/09/2030	Financial Services	9.36%	3M SOFR+500	368	368	368
Harris & Co. LLC - Unfunded Revolver (7)	08/09/2030	Financial Services	—	—	2,083	—	—
Hills Distribution, Inc.	11/08/2029	Distribution	10.40%	3M SOFR+600	7,864	7,787	7,786
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/07/2025	Distribution	—	—	1,280	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	12.00%	—	282	281	258
			(PIK 4.00%)
HV Watterson Holdings, LLC - Revolver	12/17/2026	Business Services	12.00%	—	1,225	1,225	1,121
			(PIK 4.00%)
HV Watterson Holdings, LLC - Unfunded Revolver (7)	12/17/2026	Business Services	—	—	25	—	(2)
HW Holdco, LLC	05/10/2026	Media	10.23%	3M SOFR+590	6,124	6,107	6,124
HW Holdco, LLC - Revolver (7)	05/10/2026	Media	—	—	3,387	—	—
IG Investment Holdings LLC	09/22/2028	Business Services	9.57%	3M SOFR+500	105	104	104
IG Investments Holdings, LLC - Revolver (7)	09/22/2028	Business Services	—	—	722	—	(5)
Imagine Acquisitionco, LLC - Funded Revolver	11/16/2027	Business Services	9.55%	3M SOFR+510	84	84	84
Imagine Acquisitionco, LLC (7)	11/16/2027	Business Services	—	—	1,601	—	(4)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	9.83%	3M SOFR+550	9,042	8,934	9,042
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Personal, Food and Miscellaneous Services	8.80%	3M SOFR+550	CAD 2,632	1,898	1,830
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	9,091	—	—
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	12.00%	3M SOFR+450	161	161	161
Infinity Home Services Holdco, Inc. - Revolver (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,130	—	—
Inovex Information Systems Incorporated	12/17/2030	Business Services	9.63%	3M SOFR+525	11,000	10,918	10,918
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2026	Business Services	—	—	1,900	—	—
Inovex Information Systems Incorporated - Funded Revolver	12/17/2030	Business Services	9.61%	3M SOFR+525	665	665	665
Inovex Information Systems Incorporated - Revolver (7)	12/17/2030	Business Services	—	—	1,710	—	—
Inventus Power, Inc. - Revolver (7)	06/30/2025	Electronics	—	—	1,729	—	—
ITI Holdings, Inc.	03/03/2028	Business Services	10.05%	3M SOFR+565	8,725	8,634	8,725
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	12.00%	3M SOFR+450	1,061	1,061	1,061
ITI Holdings, Inc. - Unfunded Revolver (7)	03/03/2028	Business Services	—	—	429	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.48%	3M SOFR+615	3,099	$3,028	$3,099
Kinetic Purchaser, LLC - Funded Revolver	11/10/2026	Consumer Products	10.48%	3M SOFR+610	2,427	2,427	2,427
Kinetic Purchaser, LLC - Revolver (7)	11/10/2026	Consumer Products	—	—	2,427	—	—
Lash OpCo, LLC	02/18/2027	Consumer Products	12.94%	1M SOFR+785	2,940	2,912	2,896
			(PIK 5.10%)
Lash OpCo, LLC - Revolver	08/16/2026	Consumer Products	12.94%	1M SOFR+785	2,720	2,720	2,679
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2026	Consumer Products	—	—	317	—	(5)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	10.90%	1M SOFR+640	2,068	2,068	1,967
			(PIK 10.98%)
Ledge Lounger, Inc.	11/09/2027	Consumer Products	11.98%	3M SOFR+765	9,022	8,942	8,571
			(PIK 1.00%)
Ledge Lounger, Inc. - Revolver	11/09/2027	Consumer Products	11.98%	3M SOFR+765	1,129	1,129	1,073
			(PIK 1.00%)
Ledge Lounger, Inc. - Unfunded Revolver (7)	11/09/2027	Consumer Products	—	—	483	—	(24)
Lightspeed Buyer, Inc. - Unfunded Term Loan (7)	06/02/2025	Healthcare, Education and Childcare	—	—	3,216	—	(32)
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	10/01/2025	Environmental Services	—	—	2,419	—	12
LJ Avalon Holdings, LLC - Revolver (7)	01/31/2030	Environmental Services	—	—	587	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	10.33%	3M SOFR+600	9,760	9,622	9,687
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	10.35%	3M SOFR+600	332	332	329
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/31/2028	Consumer Products	—	—	664	—	(5)
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	07/12/2025	Consumer Products	—	—	4,376	—	11
Marketplace Events Acquisition, LLC	12/19/2030	Media	9.60%	3M SOFR+525	25,000	24,753	24,750
Marketplace Events Acquisition, LLC - Unfunded Term Loan (7)	06/19/2026	Media	—	—	4,354	—	—
Marketplace Events Acquisition, LLC - Revolver (7)	12/19/2030	Media	—	—	2,177	—	—
MBS Holdings, Inc. - Funded Revolver	04/16/2027	Telecommunications	10.25%	3M SOFR+585	83	83	83
MBS Holdings, Inc. - Revolver (7)	04/16/2027	Telecommunications	—	—	611	—	—
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	12.50%	3M SOFR+475	1,752	1,752	1,734
MDI Buyer, Inc. - Unfunded Revolver (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	475	—	—
Meadowlark Acquirer, LLC	12/10/2027	Business Services	9.98%	3M SOFR+565	1,918	1,904	1,870
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/10/2027	Business Services	—	—	1,685	—	(42)
Medina Health, LLC - Revolver (7)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	—	—
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronics	9.86%	3M SOFR+550	529	529	463
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2030	Electronics	—	—	1,328	—	(167)
Mineola 212, LLC	06/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,494	3,507
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/16/2026	Business Services	—	—	6,124	—	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/16/2030	Business Services	—	—	3,675	—	—
Municipal Emergency Services, Inc.	10/01/2027	Distribution	9.48%	3M SOFR+515	172	171	172
Municipal Emergency Services, Inc. - Unfunded Term Loan 3rd Amendment (7)	09/28/2027	Distribution	—	—	328	—	3
Municipal Emergency Services, Inc. - Funded Revolver	10/01/2027	Distribution	11.00%	3M SOFR+350	376	376	376
Municipal Emergency Services, Inc. - Revolver (7)	10/01/2027	Distribution	—	—	1,504	—	—
NBH Group LLC - Revolver (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	—
NFS - CFP Holdings LLC - Unfunded Term Loan (7)	09/13/2026	Business Services	—	—	6,630	—	—
NFS - CFP Holdings LLC - Unfunded Revolver (7)	09/13/2030	Business Services	—	—	2,486	—	(19)
NORA Acquisition, LLC - Revolver (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	—
NP Riverhead Industrial, LLC	05/24/2025	Buildings and Real Estate	14.50%	—	5,000	4,993	5,038
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (7)	09/30/2026	Diversified Conglomerate Service	—	—	5,598	—	7

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Omnia Exterior Solutions, LLC - Revolver (7)	12/29/2029	Diversified Conglomerate Service	—	—	2,100	—	$(16)
ORL Acquisition, Inc.	09/03/2027	Business Services	13.73%	3M SOFR+940	4,305	4,263	3,745
			(PIK 7.50%)
ORL Acquisition, Inc. - Revolver (7)	09/03/2027	Business Services	—	—	149	—	(19)
OSP Embedded Purchaser, LLC	12/17/2029	Aerospace and Defense	10.08%	3M SOFR+575	25,505	25,242	25,097
OSP Embedded Purchaser, LLC - Revolver (7)	12/17/2029	Aerospace and Defense	—	—	1,477	—	(24)
Pacific Purchaser, LLC - Unfunded Term Loan (7)	09/30/2028	Business Services	—	—	2,747	—	16
Pacific Purchaser, LLC - Revolver (7)	09/30/2028	Business Services	—	—	1,373	—	(12)
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	—	(27)
PCS MIDCO INC	03/01/2030	Financial Services	10.08%	1M SOFR+575	2,178	2,157	2,178
PCS MIDCO INC - Unfunded Term Loan (7)	03/01/2026	Financial Services	—	—	2,239	—	22
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	10.08%	1M SOFR+575	308	308	308
PCS MIDCO INC - Unfunded Revolver (7)	03/01/2030	Financial Services	—	—	1,454	—	—
PlayPower, Inc.	08/28/2030	Manufacturing/Basic Industry	9.58%	3M SOFR+525	11,970	11,882	11,970
PlayPower, Inc. - Unfunded Revolver (7)	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	—	—
PL Acquisitionco, LLC - Revolver (7)	11/09/2027	Retail	—	—	1,618	—	(437)
Pragmatic Institute, LLC (10)	07/06/2028	Business Services	—	—	37,548	35,977	15,770
Pragmatic Institute, LLC - Revolver (10)	07/06/2028	Business Services	—	—	5,209	5,042	2,188
Project Granite Buyer, Inc.	12/31/2030	Business Services	10.08%	3M SOFR+575	6,000	5,940	5,940
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2026	Business Services	—	—	923	—	—
Project Granite Buyer, Inc. - Revolver (7)	12/31/2030	Business Services	—	—	554	—	—
Quantic Electronics, LLC - Funded Revolver	11/19/2026	Aerospace and Defense	10.43%	3M SOFR+610	282	282	282
Quantic Electronics, LLC - Unfunded Revolver (7)	11/19/2026	Aerospace and Defense	—	—	247	—	—
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	10.66%	3M SOFR+615	1,262	1,262	1,230
Radius Aerospace, Inc. - Unfunded Revolver (7)	03/31/2025	Aerospace and Defense	—	—	965	—	(24)
Rancho Health MSO, Inc.	06/20/2029	Healthcare, Education and Childcare	9.82%	3M SOFR+525	769	767	763
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	06/30/2026	Healthcare, Education and Childcare	—	—	3,524	—	(13)
Rancho Health MSO, Inc. - Revolver	06/20/2029	Healthcare, Education and Childcare	9.60%	3M SOFR+525	1,311	1,311	1,301
Rancho Health MSO, Inc. - Unfunded Revolver (7)	06/20/2029	Healthcare, Education and Childcare	—	—	1,364	—	(10)
Recteq, LLC - Revolver (7)	01/29/2026	Consumer Products	—	—	1,127	—	(11)
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	9.61%	3M SOFR+525	73	73	73
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/20/2025	Healthcare, Education and Childcare	—	—	291	—	—
RRA Corporate, LLC - Unfunded Term Loan 1 (7)	02/15/2025	Business Services	—	—	5,394	—	27
RRA Corporate, LLC - Unfunded Term Loan 2 (7)	08/15/2026	Business Services	—	—	10,181	—	51
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.33%	3M SOFR+500	819	819	814
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2029	Business Services	—	—	2,330	—	(12)
RTIC Subsidiary Holdings, LLC	05/03/2029	Consumer Products	10.08%	3M SOFR+575	4,963	4,892	4,876
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2029	Consumer Products	—	—	5,422	—	(95)
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (7)	06/27/2026	Business Services	—	—	1,146	—	(11)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/15/2029	Business Services	10.08%	3M SOFR+575	86	86	85
Rural Sourcing Holdings, Inc. - Revolver (7)	06/15/2029	Business Services	—	—	774	—	(12)
S101 Holdings, Inc. - Unfunded Term Loan 2 (7)	01/16/2025	Electronics	—	—	1,845	—	9
Sabel Systems Technology Solutions, LLC	10/31/2030	Government Services	10.84%	3M SOFR+625	12,000	11,881	11,880
Sabel Systems Technology Solutions, LLC - Revolver (7)	10/31/2030	Government Services	—	—	1,328	—	(13)
Safe Haven Defense US LLC - Term Loan	05/23/2029	Building Materials	9.36%	3M SOFR+525	8,951	8,824	8,951
Safe Haven Defense US LLC - Unfunded Revolver (7)	05/23/2029	Building Materials	—	—	1,114	—	—
Sales Benchmark Index LLC - Revolver (7)	01/03/2025	Business Services	—	—	610	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	12.96%	3M SOFR+860	4,943	4,929	4,708
			(PIK 5.85%)
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	12.96%	3M SOFR+860	33	33	31
			(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/14/2025	Business Services	—	—	8	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Seacoast Service Partners, LLC	12/20/2029	Diversified Conglomerate Service	9.35%	3M SOFR+500	5,000	$4,957	$4,956
Seacoast Service Partners, LLC - Unfunded Term Loan (7)	12/20/2026	Diversified Conglomerate Service	—	—	5,421	—	—
Seacoast Service Partners, LLC - Revolver (7)	12/20/2029	Diversified Conglomerate Service	—	—	1,355	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.48%	3M SOFR+615	4,692	4,641	4,504
Seaway Buyer, LLC - Revolver	06/13/2028	Chemicals, Plastics and Rubber	12.65%	3M SOFR+750	1,980	1,980	1,901
Seaway Buyer, LLC - Unfunded Revolver (7)	06/13/2028	Chemicals, Plastics and Rubber	—	—	1,146	—	(46)
Shiftkey, LLC	06/21/2027	Business Services	10.34%	3M SOFR+601	17,550	17,449	16,708
Sigma Defense Systems, LLC	12/17/2027	Telecommunications	11.23%	1M SOFR+690	15,715	15,416	15,636
Sigma Defense Systems, LLC - Unfunded Revolver (7)	12/17/2027	Telecommunications	—	—	3,685	—	(18)
Smartronix, LLC - Unfunded Revolver (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Funded Revolver	07/17/2025	Communications	13.75%	3M SOFR+600	833	833	833
Spendmend Holdings LLC	03/01/2028	Business Services	9.48%	3M SOFR+515	1,035	1,028	1,035
Spendmend Holdings LLC - Unfunded Term Loan 1 (7)	03/01/2025	Business Services	—	—	1,743	—	13
Spendmend Holdings LLC - Unfunded Term Loan 2 (7)	11/25/2026	Business Services	—	—	1,600	—	8
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,401	—	—
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/03/2029	Transportation	12.88%	3M SOFR+835	4,095	3,869	4,054
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/03/2029	Transportation	11.93%	3M SOFR+760	9,523	5,099	4,952
			(PIK 6.50%)
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	11/01/2026	Aerospace and Defense	—	—	3,562	—	(18)
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	9.28%	3M SOFR+500	3	3	3
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	08/16/2027	Aerospace and Defense	—	—	7,068	—	60
System Planning and Analysis, Inc. - Unfunded Revolver (7)	08/16/2027	Aerospace and Defense	—	—	4,716	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	10.83%	3M SOFR+650	8,933	8,798	8,843
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/26/2029	Media	13.00%	3M SOFR+550	172	172	171
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/26/2029	Media	—	—	1,552	—	(16)
The Bluebird Group LLC - Revolver (7)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	10.69%	3M SOFR+635	183	181	181
The Vertex Companies, LLC - Unfunded Term Loan (7)	11/04/2026	Business Services	—	—	6,457	—	(42)
The Vertex Companies, LLC - Unfunded Revolver (7)	08/30/2027	Business Services	—	—	3,969	—	(56)
TransGo, LLC - Revolver (7)	12/29/2028	Machinery	—	—	2,775	—	—
TWS Acquisition Corporation	06/16/2025	Education	10.80%	3M SOFR+640	434	433	434
TWS Acquisition Corporation - Revolver (7)	06/16/2025	Education	—	—	1,644	—	—
Urology Management Holdings, Inc.	06/15/2027	Healthcare, Education and Childcare	9.83%	3M SOFR+550	1,499	1,492	1,491
Urology Management Holdings, Inc. - Unfunded Term Loan A (7)	09/03/2026	Healthcare, Education and Childcare	—	—	1,000	—	—
US Fertility Enterprises, LLC - Unfunded Term Loan (7)	10/07/2026	Healthcare, Education and Childcare	—	—	264	—	2
VRS Buyer, Inc.	11/22/2030	Business Services	9.26%	3M SOFR+475	9,000	8,933	8,933
VRS Buyer, Inc. - Unfunded Term Loan (7)	11/22/2026	Business Services	—	—	4,759	—	—
VRS Buyer, Inc. - Revolver (7)	11/22/2030	Business Services	—	—	2,380	—	—
Watchtower Intermediate, LLC. - Unfunded Term Loan (7)	12/01/2025	Electronics	—	—	2,100	—	24
Watchtower Intermediate, LLC. - Revolver (7)	12/01/2029	Electronics	—	—	6,300	—	—
Zips Car Wash, LLC	01/16/2025	Auto Sector	12.46%	3M SOFR+740	2,671	2,670	2,371
			(PIK 12.46%)
Total First Lien Secured Debt						499,520	470,615
Second Lien Secured Debt - 10.1% of Net Assets
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	13.53%	3M SOFR+910	8,000	7,706	8,000
ENC Parent Corporation - Second Lien	08/19/2029	Business Services	12.09%	3M SOFR+776	7,500	7,446	6,375
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.20%	1M SOFR+835	32,500	32,315	32,256
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	13.47%	3M SOFR+926	3,429	3,421	3,377
Total Second Lien Secured Debt						50,888	50,008
Subordinate Debt/Corporate Notes - 10.3% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	15.00%	—	3,359	3,315	3,309

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.37%	3M SOFR+1226	24,284	$23,736	$23,701
Northwinds Topco, Inc.	10/30/2029	Consumer Services	15.00%	—	7,396	7,294	7,322
			(PIK 15.00%)
Northwinds Topco, Inc. - Unfunded Term Loan (7)	10/30/2029	Consumer Services	—	—	7,000	—	(70)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Business Services	18.00%	—	6	6	4
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	03/08/2028	Business Services	—	—	6	—	(1)
OSP Embedded Aggregator, LP - Convertible Note	05/08/2030	Aerospace and Defense	12.00%	—	24	237	307
Schlesinger Global, LLC - Promissory Note	01/08/2026	Business Services	12.33%	3M SOFR+700	1	1	3
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare, Education and Childcare	12.00%	—	612	612	630
StoicLane, Inc. - Unfunded Convertible Notes (7)	08/15/2027	Healthcare, Education and Childcare	—	—	612	—	18
United Land Services Intermediate Parent Holdings, LLC	12/23/2026	Environmental Services	14.25%	—	16,015	15,747	15,694
			(PIK 14.25%)
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (7)	07/12/2025	Environmental Services	—	—	2,760	—	(14)
Total Subordinate Debt						50,948	50,903
Preferred Equity/Partnership Interests - 3.4% of Net Assets (6)
Accounting Platform Blocker, Inc. - Preferred Equity		Financial Services	—	—	356,200	356	360
Ad.net Holdings, Inc.		Media	—	—	2,400	240	310
AFC Acquisitions, Inc. Preferred Equity (9)		Distribution	—	—	507	780	950
AH Newco Equityholdings, LLC		Healthcare, Education and Childcare	6.00%	—	211	500	711
Anteriad Holdings, LP - Preferred (f/k/a MeritDirect Holdings, LP) (9)		Media	—	—	1,135	1,135	1,186
BioDerm Holdings, LP (Preferred)		Healthcare, Education and Childcare	—	—	1,312	1,312	1,128
Cartessa Aesthetics, LLC (9)		Distribution	—	—	3,562,500	3,563	6,740
Connatix Parent, LLC (Preferred)		Media	—	—	7,967	8	8
C5MI Holdco, LLC - Preferred Equity (9)		Business Services	—	—	104,000	104	110
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity		Business Services	—	—	1	1	1
EvAL Home Health Solutions, LLC - Preferred Equity (9)		Healthcare, Education and Childcare	—	—	272,771	453	485
Hancock Claims Consultants Investors, LLC - Class A Preferred Equity (9)		Insurance	—	—	116,588	76	187
Imagine Topco, LP Preferred		Business Services	8.00%	—	743,826	744	904
Magnolia Topco LP - Class A Preferred Equity (9)		Auto Sector	—	—	1,545	1,545	1,068
Magnolia Topco LP - Class B Preferred Equity (9)		Auto Sector	—	—	1,018	643	—
Megawatt Acquisition Partners, LLC - Preferred A		Electronics	—	—	5,349	535	261
NXOF Holdings, Inc. (Tyto Athene, LLC)		Aerospace and Defense	—	—	422	422	587
ORL Holdco, Inc.		Business Services	—	—	575	57	9
PL Acquisitionco, LLC - Preferred Equity		Retail	—	—	73	73	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (9)		Consumer Products	—	—	5	5	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (9)		Consumer Products	—	—	10,624	699	1,058
RTIC Parent Holdings, LLC - Class D Preferred Equity (9)		Consumer Products	—	—	11,276	113	132
SP L2 Holdings LLC (Preferred)		Consumer Products	—	—	331,229	81	81
SP L2 Holdings LLC (Preferred) - Unfunded (7)		Consumer Products	—	—	189,274	—	—
TPC Holding Company, LP		Food	—	—	219	219	346
TWD Parent Holdings, LLC Preferred		Business Services	—	—	30	30	39
Total Preferred Equity/Parnership Interests						13,694	16,661
Common Equity/Partnership Interests/Warrants - 26.9% of Net Assets (6)
A1 Garage Equity, LLC (9)		Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	3,195
ACP Big Top Holdings, L.P. - Common Equity		Manufacturing/Basic Industry	—	—	773,800	774	966
Ad.net Holdings, Inc.		Media	—	—	2,667	27	8
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	10,684	1,068	2,104
Aechelon InvestCo, LP - Unfunded (7)		Aerospace and Defense	—	—	11,940	—	—
Aftermarket Drivetrain Products Holdings, LLC		Machinery	—	—	1,645	1,645	2,313
AG Investco LP (9)		Business Services	—	—	805,164	805	252
AG Investco LP - Unfunded (7), (9)		Business Services	—	—	194,836	—	(134)
Altamira Intermediate Company II, Inc.		Aerospace and Defense	—	—	125,000	125	143
AMCSI Crash Co-Invest, LP		Auto Sector	—	—	24,898	2,490	3,630
AMCSI Crash Co-Invest, LP - Unfunded (7)		Auto Sector	—	—	5,102	—	—
Anteriad Holdings, LP - Common (f/k/a MeritDirect Holdings, LP) (9)		Media	—	—	1,135	—	—
Athletico Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	9,357	10,000	6,737
Atlas Investment Aggregator, LLC		Telecommunications	—	—	1,700,000	1,613	—
Azureon, LLC (Common) (9)		Diversified Conglomerate Service	—	—	508,238	508	471
BioDerm, Inc.		Healthcare, Education and Childcare	—	—	1,312	—	—
Burgess Point Holdings, LP		Auto Sector	—	—	764	777	799
Carnegie Holdco, LLC - Common Equity (9)		Education	—	—	1,680,300	1,633	1,647
Carisk Parent, L.P. - Common Equity		Healthcare, Education and Childcare	—	—	204,455	204	201
Connatix Parent, LLC		Media	—	—	57,416	632	70
Consello Pacific Aggregator, LLC (9)		Business Services	—	—	782,891	743	634
Cowboy Parent LLC		Distribution	—	—	27,778	3,015	5,665

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	113	$104	$204
C5MI Holdco, LLC - Common Equity (9)		Business Services	—	—	754,200	754	633
Delta InvestCo LP (9)		Telecommunications	—	—	913,649	866	1,544
Delta InvestCo LP (7), (9)		Telecommunications	—	—	227,395	—	—
Duggal Acquisition, LLC (Common)		Marketing Services	—	—	314	314	328
eCommission Holding Corporation (11)		Financial Services	—	—	80	905	2,475
EDS Topco, LP		Aerospace and Defense	—	—	937,500	938	1,308
Events Buyer, LLC (Common)		Event Services	—	—	201,100	201	201
Exigo, LLC		Business Services	—	—	1,458,333	1,458	1,738
FedHC InvestCo LP (9)		Aerospace and Defense	—	—	15,255	545	1,782
FedHC InvestCo LP - Unfunded (7), (9)		Aerospace and Defense	—	—	2,563	—	—
FedHC InvestCo II LP (9)		Aerospace and Defense	—	—	21,817	2,303	2,657
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	546
Gauge ETE Blocker, LLC - Common Equity		Personal, Food and Miscellaneous Services	—	—	374,444	374	258
Gauge Lash Coinvest LLC		Consumer Products	—	—	1,101,293	834	2,863
Gauge Loving Tan, LP - Common Equity		Consumer Products	—	—	543,562	544	554
Gauge Schlesinger Coinvest, LLC		Business Services	—	—	9	10	4
GCOM InvestCo LP		Business Services	—	—	2,434	1,003	582
GCP Boss Holdco, LLC (Common)		Conglomerate Manufacturing	—	—	1,045,100	1,045	1,045
GGG MIDCO, LLC (Common) (9)		Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	1,222,700	1,223	1,227
GMP Hills, LP - Common Equity		Distribution	—	—	3,747,470	3,747	3,710
Hancock Claims Consultants Investors, LLC (9)		Insurance	—	—	450,000	450	414
HPA SPQ Aggregator LP- Common Equity		Business Services	—	—	750,399	750	786
HV Watterson Holdings, LLC		Business Services	—	—	1,600,000	1,600	208
Icon Partners V C, L.P.		Business Services	—	—	1,131,398	1,131	1,107
Icon Partners V C, L.P. - Unfunded (7)		Business Services	—	—	368,602	—	(8)
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,937
Imagine Topco, LP		Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.		Other Media	—	—	181,495	2,040	3,016
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services	—	—	4,993	525	776
ITC Infusion Co-invest, LP (9)		Healthcare, Education and Childcare	—	—	162,445	1,673	3,394
Kinetic Purchaser, LLC		Consumer Products	—	—	1,308,814	1,309	1,316
KL Stockton Co-Invest LP (Any Hour Services) (9)		Personal, Food and Miscellaneous Services	—	—	382,353	385	781
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare	—	—	273,143	273	983
LJ Avalon, LP		Environmental Services	—	—	851,087	851	1,217
Lorient Peregrine Investments, LP		Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (9)		Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (9)		Auto Sector	—	—	1,017,840	—	—
Marketplace Events Acquisition, LLC (Common)		Media	—	—	1,464,000	1,464	1,464
MDI Aggregator, LP		Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,385
Meadowlark Title, LLC (9)		Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC - Common Equity A		Electronics	—	—	594	59	—
Municipal Emergency Services, Inc.		Distribution	—	—	3,920,145	3,984	7,174
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)		Consumer Products	—	—	1,299	1,250	90
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	1,157	20	22
New Medina Health, LLC (9)		Healthcare, Education and Childcare	—	—	1,429,480	1,429	1,994
NFS - CFP Holdings LLC - Common Equity		Business Services	—	—	662,983	663	663
NORA Parent Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	1,257	1,248	1,007
North Haven Saints Equity Holdings, LP (9)		Business Services	—	—	351,553	352	394
Northwinds Services Group, LLC - Common Equity		Consumer Services	—	—	840,000	1,680	1,738
NXOF Holdings, Inc.		Aerospace and Defense	—	—	8,188	108	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (9)		Aerospace and Defense	—	—	98,286	983	1,022
OES Co-Invest, LP Class A Common Equity		Diversified Conglomerate Service	—	—	840	847	1,071
OHCP V BC COI, L.P.		Distribution	—	—	699,844	700	455
OHCP V BC COI, L.P. - Unfunded (7)		Distribution	—	—	50,156	—	(18)
ORL Holdco, Inc.		Business Services	—	—	638	6	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	871	871	1,126
PAR Excellence Holdings, Inc. - Common Equity		Healthcare, Education and Childcare	—	—	1,087	1,087	1,468
PCS Parent, LP		Financial Services	—	—	421,304	421	463
PennantPark-TSO Senior Loan Fund II, LP (11)		Financial Services	—	—	8,115,794	8,116	7,761
Pink Lily Holdco, LLC (9)		Retail	—	—	1,044	1,044	—
Pragmatic Institute, LLC		Business Services	—	—	1,918,047	1,918	—
Project Granite Holdings, LLC (Common)		Business Services	—	—	369	369	369
Quad (U.S.) Co-Invest, L.P.		Business Services	—	—	2,958,706	2,959	3,970
QuantiTech InvestCo LP (9)		Aerospace and Defense	—	—	700	—	172

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
QuantiTech InvestCo LP - Unfunded (7), (9)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP		Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,258
Sabel InvestCo, LP (Common) (9)		Government Services	—	—	31,972	830	830
Sabel InvestCo, LP (Common) - Unfunded (7), (9)		Government Services	—	—	47,957	—	—
Safe Haven Defense MidCo, LLC (9)		Building Materials	—	—	227	227	271
SBI Holdings Investments LLC		Business Services	—	—	36,585	366	416
Seacoast Service Partners, LLC (Common)		Diversified Conglomerate Service	—	—	238	280	280
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	2,981	2,981	1,425
SP L2 Holdings, LLC		Consumer Products	—	—	881,966	882	10
SSC Dominion Holdings, LLC		Electronics	—	—	36	36	4,485
StellPen Holdings, LLC		Media	—	—	153,846	154	132
SV Aero Holdings, LLC (9)		Aerospace and Defense	—	—	25	218	542
TAC LifePort Holdings, LLC (9)		Aerospace and Defense	—	—	254,206	239	498
TCG 3.0 Jogger Co-Invest, LP - Common Equity		Media	—	—	6,475	1,252	859
Tinicum Space Coast Co-Invest, LLC (Common) (9)		Aerospace and Defense	—	—	216	2,177	2,134
Tower Arch Infolinks Media, LP (9)		Media	—	—	545,119	250	739
Tower Arch Infolinks Media, LP - Unfunded (7), (9)		Media	—	—	350,325	—	—
TPC Holding Company, LP (8)		Food	—	—	11,527	12	—
TWD Parent Holdings, LLC		Business Services	—	—	608	1	2
United Land Services Holdings LLC - Common Equity		Environmental Services	—	—	184,049	600	593
UniVista Insurance (9)		Business Services	—	—	400	328	760
Urology Partners Co., L.P.		Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,656
Watchtower Holdings, LLC (9)		Electronics	—	—	12,419	1,242	1,369
WCP Ivyrehab Coinvestment, LP (9)		Healthcare, Education and Childcare	—	—	208	208	222
WCP Ivyrehab QP CF Feeder, LP (9)		Healthcare, Education and Childcare	—	—	3,754	3,791	4,007
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)		Healthcare, Education and Childcare	—	—	246	—	—
Kentucky Racing Holdco, LLC (Warrants) (9)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,818
Total Common Equity/Partnership Interests/Warrants						116,543	132,848
US Government Securities - 25.2% of Net Assets
U.S. Treasury Bill (5)	01/16/2025	Short-Term U.S. Government Securities	4.20%	—	125,000	124,813	124,794
Total US Government Securities						124,813	124,794
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						856,406	845,829
Investments in Non-Controlled, Affiliated Portfolio Companies - 2.2% of Net Assets (1), (2)
First Lien Secured Debt - 0.3%
Walker Edison Furniture Company LLC (10)	03/01/2029	Home and Office Furnishings	—	—	11,702	10,429	—
Walker Edison Furniture Company, LLC - Unfunded Term Loan (7), (10)	03/01/2029	Home and Office Furnishings	—	—	542	—	(542)
Walker Edison Furniture Company LLC - Junior Revolver (10)	03/01/2029	Home and Office Furnishings	—	—	3,333	3,333	2,257
Total First Lien Secured Debt						13,762	1,715
Preferred Equity/Partnership Interests - 1.9% of Net Assets (6)
Cascade Environmental Holdings, LLC (Preferred)		Environmental Services	—	—	5,887,236	32,791	7,910
Cascade Environmental Holdings, LLC - Series B		Environmental Services	—	—	918	918	1,407
Total Preferred Equity/Partnership Interests						33,709	9,317
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services	—	—	7,444,347	2,852	—
Walker Edison Furniture		Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,638	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						57,109	11,032
Investments in Controlled, Affiliated Portfolio Companies - 89.2% (1), (2)
First Lien Secured Debt - 20.8% of Net Assets
AKW Holdings Limited (8), (11)	03/15/2027	Healthcare, Education and Childcare	11.92%	3M SOFR+700	GBP 42,457	58,075	53,173
JF Holdings Corp.	07/31/2026	Distribution	10.38%	3M SOFR+605	49,500	49,038	49,500
Total First Lien Secured Debt						107,113	102,673
Subordinated Debt - 31.4% of Net Assets

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Flock Financial, LLC (11)	10/19/2027	Financial Services	14.50%	—	23,031	$23,031	$23,031
			(PIK 14.50%)
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	12.59%	3M SOFR+800	132,175	132,175	132,174
Total Subordinated Debt						155,206	155,205
Preferred Equity - 5.4% of Net Assets (6)
Flock Financial Class A Preferred Equity (11)		Financial Services	—	—	2,047,727	7,313	7,313
Flock Financial Class B Preferred Equity (11)		Financial Services	—	—	5,409,091	19,318	19,318
Total Preferred Equity						26,631	26,631
Common Equity - 31.7% of Net Assets (6)
AKW Holdings Limited - Common Equity (8), (11)		Healthcare, Education and Childcare	—	—	950	132	3,870
JF Intermediate, LLC		Distribution	—	—	43,918	4,488	76,784
PennantPark Senior Loan Fund, LLC - Common Equity (11)		Financial Services	—	—	77,253,462	77,397	76,042
Total Common Equity						82,017	156,696
Total Investments in Controlled, Affiliated Portfolio Companies						370,967	441,205
Total Investments - 262.6% of Net Assets (12)						1,284,482	1,298,066
Cash and Cash Equivalents - 11.3% of Net Assets
BlackRock Federal FD Institutional 30			4.43%			41,379	41,379
Non-Money Market Cash						14,489	14,472
Total Cash and Cash Equivalents						55,868	55,851
Total Investments and Cash Equivalents - 273.9%						$1,340,350	$1,353,917
Liabilities in Excess of Other Assets - (173.9)%							(859,596)
Net Assets - 100%							$494,321

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or“SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-daySOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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
(8)
Non-U.S. company or principal place of business located in The Isle of Man.
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2024, qualifying assets represent 77% of the Company’s total assets and non-qualifying assets represent 23% of the Company’s total assets.
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	10.35%	3M SOFR+575	28,737	$28,334	$28,736
Cartessa Aesthetics, LLC - Revolver	06/14/2028	Distribution	10.35%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (8)	06/14/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	11.05%	3M SOFR+619	6,525	6,475	6,427
CF512, Inc. - Revolver (8)	08/20/2026	Media	—	—	909	—	(14)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.31%	3M SOFR+555	939	933	939
Compex Legal Services, Inc. - Revolver	02/07/2025	Business Services	10.80%	3M SOFR+555	328	328	328
Compex Legal Services, Inc. - Unfunded Revolver (8)	02/07/2025	Business Services	—	—	328	—	—
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	12.35%	3M SOFR+750	1,970	1,854	1,970
Connatix Buyer, Inc. - Funded Revolver	07/13/2027	Media	10.58%	3M SOFR+576	424	424	424
Connatix Buyer, Inc. - Revolver (8)	07/13/2027	Media	—	—	1,451	—	—
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	9.40%	3M SOFR+586	1,777	1,751	1,763
Crane 1 Services, Inc. - Revolver (8)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	—	(3)
C5MI Acquisition, LLC	07/31/2030	Business Services	10.60%	3M SOFR+600	15,000	14,778	14,700
C5MI Acquisition, LLC - Funded Revolver	07/31/2030	Business Services	10.60%	3M SOFR+600	276	276	270
C5MI Acquisition, LLC - Unfunded Revolver (8)	07/31/2030	Business Services	—	—	3,858	—	(77)
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	9.95%	3M SOFR+535	8,116	8,058	8,116
Dr. Squatch, LLC - Unfunded Revolver (8)	08/31/2027	Media	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.20%	3M SOFR+635	6	6	6
DRS Holdings III, Inc. - Revolver (8)	11/03/2025	Consumer Products	—	—	1,783	—	(14)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.60%	3M SOFR+500	7,000	6,930	6,930
Duggal Acquisition, LLC - Unfunded Term Loan (8)	09/30/2026	Marketing Services	—	—	2,042	—	—
Duggal Acquisition, LLC - Unfunded Revolver (8)	09/30/2030	Marketing Services	—	—	2,561	—	—
Dynata, LLC - Last-Out Term Loan	07/15/2028	Business Services	10.88%	3M SOFR+576	84	84	77
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	10.35%	3M SOFR+575	12,261	12,106	12,077
EDS Buyer, LLC - Revolver (8)	12/22/2028	Aerospace and Defense	—	—	1,915	—	(29)
ENC Parent Corporation	08/20/2029	Business Services	9.12%	3M SOFR+451	3,391	2,995	2,865
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Personal, Food and Miscellaneous Services	11.10%	3M SOFR+650	1,215	1,215	1,215
ETE Intermediate II, LLC - Revolver (8)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	1,215	—	—
Eval Home Health Solutions Intermediate, LLC - Revolver (8)	05/10/2030	Healthcare, Education and Childcare	—	—	822	—	(8)
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.20%	3M SOFR+635	24,128	23,911	24,007
Exigo Intermediate II, LLC - Revolver (8)	03/15/2027	Business Services	—	—	1,856	—	(9)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.21%	3M SOFR+715	196	196	196
Five Star Buyer, Inc. - Revolver (8)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	—
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.64%	3M SOFR+500	8,525	8,440	8,440
GGG MIDCO, LLC - Unfunded Term Loan (8)	03/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	13,728	—	—
GGG MIDCO, LLC - Unfunded Revolver (8)	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	—	—
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.20%	3M SOFR+560	1,132	1,123	1,121
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	08/10/2027	Distribution	—	—	831	—	(2)
Graffiti Buyer, Inc. - Funded Revolver	08/10/2027	Distribution	10.62%	3M SOFR+560	384	384	380
Graffiti Buyer, Inc. - Revolver (8)	08/10/2027	Distribution	—	—	385	—	(4)
Halo Buyer, Inc.	06/30/2025	Consumer Products	9.45%	3M SOFR+460	4,712	4,382	4,285
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.45%	1M SOFR+560	680	680	666
Hancock Roofing and Construction L.L.C. - Revolver (8)	12/31/2026	Insurance	—	—	70	—	(1)
Harris & Co. LLC	08/09/2030	Financial Services	9.85%	3M SOFR+500	5,593	5,545	5,495
Harris & Co. LLC - Unfunded Term Loan A (8)	02/09/2025	Financial Services	—	—	13,051	—	(114)
Harris & Co. LLC - Unfunded Term Loan B (8)	02/09/2026	Financial Services	—	—	16,654	—	(146)
Harris & Co. LLC - Unfunded Revolver (8)	08/09/2030	Financial Services	—	—	2,451	—	(43)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/07/2025	Distribution	—	—	9,144	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.73%	1M SOFR+640	279	278	256
			(PIK 4.00%)
HV Watterson Holdings, LLC - Revolver	12/17/2026	Business Services	11.73%	1M SOFR+640	1,213	1,213	1,112
			(PIK 4.00%)
HV Watterson Holdings, LLC - Unfunded Revolver (8)	12/17/2026	Business Services	—	—	37	—	(3)
HW Holdco, LLC	05/10/2026	Media	11.20%	3M SOFR+590	11,124	11,112	11,124
HW Holdco, LLC - Revolver (8)	05/10/2026	Media	—	—	3,387	—	—
IG Investment Holdings LLC	09/22/2028	Business Services	11.25%	3M SOFR+610	105	104	104
IG Investments Holdings, LLC - Revolver (8)	09/22/2027	Business Services	—	—	722	—	(7)
Imagine Acquisitionco, LLC (8)	11/15/2027	Business Services	—	—	1,685	—	(8)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.39%	3M SOFR+685	2,458	2,429	2,458
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Personal, Food and Miscellaneous Services	10.35%	3M SOFR+600	2,562	1,846	1,897
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (8)	11/17/2025	Personal, Food and Miscellaneous Services	—	—	6,573	—	82
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	13.75%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Revolver (8)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.10%	3M SOFR+550	1,281	1,270	1,272
Inventus Power, Inc. - Revolver (8)	06/30/2025	Electronics	—	—	1,729	—	(26)
ITI Holdings, Inc.	03/03/2028	Business Services	10.58%	3M SOFR+565	8,748	8,647	8,748
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	12.50%	3M SOFR+450	1,121	1,121	1,121
ITI Holdings, Inc. - Unfunded Revolver (8)	03/03/2028	Business Services	—	—	370	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.75%	3M SOFR+615	3,099	3,023	3,099
Kinetic Purchaser, LLC - Revolver (8)	11/10/2026	Consumer Products	—	—	4,854	—	—
Lash OpCo, LLC	02/18/2027	Consumer Products	12.94%	1M SOFR+785	2,902	2,871	2,873
			(PIK 5.10%)
Lash OpCo, LLC - Revolver	08/16/2026	Consumer Products	13.18%	1M SOFR+785	2,685	2,685	2,658
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (8)	08/16/2026	Consumer Products	—	—	317	—	(3)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	11.50%	1M SOFR+643	2,032	2,032	1,996
Ledge Lounger, Inc.	11/09/2026	Consumer Products	12.24%	3M SOFR+765	8,999	8,911	8,549
			(PIK 1.00%)
Ledge Lounger, Inc. - Revolver	11/09/2026	Consumer Products	12.25%	3M SOFR+765	644	644	612
Ledge Lounger, Inc. - Unfunded Revolver (8)	11/09/2026	Consumer Products	—	—	966	—	(48)
Lightspeed Buyer Inc. - Revolver (8)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	—
LJ Avalon Holdings, LLC	01/31/2030	Environmental Services	10.10%	1M SOFR+525	1,459	1,438	1,459
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	10/01/2024	Environmental Services	—	—	2,419	—	12
LJ Avalon Holdings, LLC - Revolver (8)	01/31/2030	Environmental Services	—	—	587	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	11.10%	3M SOFR+650	9,784	9,633	9,637
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	11.60%	3M SOFR+700	332	332	327
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	05/31/2028	Consumer Products	—	—	664	—	(10)
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	07/12/2025	Consumer Products	—	—	4,376	—	(22)
MBS Holdings, Inc. - Funded Revolver	04/16/2027	Telecommunications	10.95%	3M SOFR+585	83	83	83
MBS Holdings, Inc. - Revolver (8)	04/16/2027	Telecommunications	—	—	611	—	—
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.71%	3M SOFR+575	19,931	19,679	19,736
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	11.19%	3M SOFR+575	1,529	1,529	1,514
MDI Buyer, Inc. - Unfunded Revolver (8)	07/25/2028	Chemicals, Plastics and Rubber	—	—	698	—	—
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.50%	3M SOFR+590	1,923	1,908	1,874
Meadowlark Acquirer, LLC- Unfunded Revolver (8)	12/10/2027	Business Services	—	—	1,685	—	(42)
Medina Health, LLC	10/20/2028	Healthcare, Education and Childcare	10.85%	3M SOFR+625	4,887	4,813	4,887
Medina Health, LLC - Revolver (8)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronics	10.11%	3M SOFR+525	204	$204	$193
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	03/01/2030	Electronics	—	—	1,653	—	(93)
Mineola 212, LLC	06/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,489	3,479
MOREGroup Holdings, Inc.	01/16/2030	Business Services	10.35%	3M SOFR+575	7,450	7,348	7,338
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Business Services	—	—	6,124	—	(31)
MOREGroup Holdings, Inc. - Unfunded Revolver (8)	01/16/2030	Business Services	—	—	3,675	—	(55)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	9.77%	3M SOFR+515	2,792	2,792	2,792
Municipal Emergency Services, Inc. - Unfunded Term Loan B (8)	12/16/2024	Distribution	—	—	966	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan 3rd Amendment (8)	09/28/2027	Distribution	—	—	500	—	5
Municipal Emergency Services, Inc. - Revolver (8)	09/28/2027	Distribution	—	—	1,880	—	—
NBH Group LLC - Revolver (8)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(35)
NFS - CFP Holdings LLC	09/13/2030	Business Services	9.56%	3M SOFR+475	18,000	17,866	17,865
NFS - CFP Holdings LLC - Unfunded Term Loan (8)	09/13/2026	Business Services	—	—	6,630	—	—
NFS - CFP Holdings LLC - Unfunded Revolver (8)	09/13/2030	Business Services	—	—	2,486	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	10.95%	3M SOFR+635	5,445	5,348	5,445
NORA Acquisition, LLC - Revolver (8)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	—
NP Riverhead Industrial, LLC	05/24/2025	Buildings and Real Estate	14.50%	—	5,000	4,984	4,975
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Conglomerate Service	10.10%	3M SOFR+550	4,888	4,840	4,814
Omnia Exterior Solutions, LLC - Unfunded Term Loan 1 (8)	12/30/2024	Diversified Conglomerate Service	—	—	3,499	—	(22)
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (8)	09/30/2026	Diversified Conglomerate Service	—	—	5,598	—	(35)
Omnia Exterior Solutions, LLC - Revolver (8)	12/29/2029	Diversified Conglomerate Service	—	—	2,100	—	(31)
ORL Acquisition, Inc.	09/03/2027	Business Services	14.00%	3M SOFR+940	4,245	4,198	3,608
			(PIK 7.50%)
ORL Acquisition, Inc. - Revolver (8)	09/03/2027	Business Services	—	—	149	—	(22)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.70%	3M SOFR+610	6,451	6,345	6,264
OSP Embedded Purchaser, LLC - Revolver (8)	12/15/2029	Aerospace and Defense	—	—	1,477	—	(43)
Ox Two, LLC	05/18/2026	Building Materials	11.12%	3M SOFR+651	8,460	8,403	8,460
Ox Two, LLC - Revolver (8)	05/18/2026	Building Materials	—	—	2,419	—	—
Pacific Purchaser, LLC - Unfunded Term Loan (8)	09/30/2028	Business Services	—	—	2,747	—	36
Pacific Purchaser, LLC - Revolver (8)	09/30/2028	Business Services	—	—	1,373	—	(3)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare, Education and Childcare	9.77%	3M SOFR+475	10,000	9,901	9,900
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	—	—
PCS MIDCO INC	03/01/2030	Financial Services	10.81%	1M SOFR+575	467	462	467
PCS MIDCO INC - Unfunded Term Loan (8)	03/01/2026	Financial Services	—	—	3,955	—	40
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	10.81%	1M SOFR+575	308	308	308
PCS MIDCO INC - Unfunded Revolver (8)	03/01/2030	Financial Services	—	—	1,454	—	—
PlayPower, Inc.	08/28/2030	Manufacturing/Basic Industry	9.85%	3M SOFR+525	12,000	11,912	11,820
PlayPower, Inc. - Unfunded Revolver (8)	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	—	(39)
PL Acquisitionco, LLC - Revolver (8)	11/09/2027	Retail	—	—	3,236	—	(647)
Pragmatic Institute, LLC (7)	07/06/2028	Business Services	12.09%	3M SOFR+750	37,241	36,054	22,810
			(PIK 12.09%)
Pragmatic Institute, LLC - Revolver (7)	07/06/2028	Business Services	12.09%	3M SOFR+750	5,154	5,041	3,157
			(PIK 12.09%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	3M SOFR+635	1,468	1,461	1,461
Quantic Electronics, LLC - Funded Revolver	08/17/2026	Aerospace and Defense	10.95%	3M SOFR+635	264	264	263
Quantic Electronics, LLC - Unfunded Revolver (8)	08/17/2026	Aerospace and Defense	—	—	264	—	(1)
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	11.10%	3M SOFR+615	817	817	800
Radius Aerospace, Inc. - Unfunded Revolver (8)	03/31/2025	Aerospace and Defense	—	—	1,411	—	(28)

Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.90%	3M SOFR+560	360	360	360
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/18/2025	Healthcare, Education and Childcare	—	—	210	—	—
Rancho Health MSO, Inc. - Unfunded Term Loan 2 (8)	06/30/2025	Healthcare, Education and Childcare	—	—	1,500	—	15
Rancho Health MSO, Inc. - Revolver	12/18/2025	Healthcare, Education and Childcare	10.93%	3M SOFR+560	210	210	210
Rancho Health MSO, Inc. - Unfunded Revolver (8)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	10.75%	3M SOFR+615	10,763	9,638	8,072
Recteq, LLC - Revolver (8)	01/29/2026	Consumer Products	—	—	1,127	-	(11)
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.10%	3M SOFR+535	53	53	53
Riverpoint Medical, LLC - Unfunded Revolver (8)	06/20/2025	Healthcare, Education and Childcare	—	—	310	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
RRA Corporate, LLC	08/15/2029	Business Services	9.60%	3M SOFR+500	4,000	$3,960	$3,960
RRA Corporate, LLC - Unfunded Term Loan 1 (8)	02/15/2025	Business Services	—	—	5,394	—	—
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/15/2026	Business Services	—	—	10,181	—	—
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.60%	3M SOFR+500	661	661	655
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Business Services	—	—	2,487	—	(25)
RTIC Subsidiary Holdings, LLC	05/03/2029	Consumer Products	10.35%	3M SOFR+575	9,975	9,827	9,776
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Consumer Products	—	—	5,422	—	(108)
Rural Sourcing Holdings, Inc.	06/15/2029	Business Services	10.35%	3M SOFR+575	1,140	1,124	1,126
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (8)	06/27/2026	Business Services	—	—	1,146	—	(9)
Rural Sourcing Holdings, Inc. - Revolver (8)	06/15/2029	Business Services	—	—	860	—	(11)
S101 Holdings, Inc.	12/29/2026	Electronics	11.48%	3M SOFR+615	355	351	351
S101 Holdings, Inc. - Unfunded Term Loan 2 (8)	12/15/2024	Electronics	—	—	4,955	—	—
Safe Haven Defense US LLC - Term Loan	05/23/2029	Building Materials	9.85%	3M SOFR+525	8,976	8,843	8,886
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Materials	—	—	1,114	—	(11)
Sales Benchmark Index LLC - Revolver (8)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. - Revolver	12/20/2024	Electronics	11.87%	3M SOFR+660	610	610	610
			(PIK 1.00%)
Sargent & Greenleaf Inc. - Unfunded Revolver (8)	12/20/2024	Electronics	—	—	4	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	7.60%	3M SOFR+275	4,870	4,851	4,748
			(PIK 5.60%)
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	7.60%	3M SOFR+275	32	32	31
			(PIK 5.60%)
Schlesinger Global, Inc. - Unfunded Revolver (8)	07/14/2025	Business Services	—	—	7	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	4,704	4,650	4,539
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	313	313	302
Seaway Buyer, LLC - Unfunded Revolver (8)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(98)
Shiftkey, LLC	06/21/2027	Business Services	10.62%	3M SOFR+601	17,595	17,478	16,838
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	1M SOFR+690	25,785	25,251	25,528
Sigma Defense Systems, LLC - Unfunded Revolver (8)	12/18/2027	Telecommunications	—	—	3,685	—	(37)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Financial Services	10.88%	3M SOFR+640	4,065	4,054	4,106
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (8)	02/09/2026	Financial Services	—	—	4,656	—	93
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Revolver (8)	12/02/2026	Financial Services	—	—	1,043	—	—
Smartronix, LLC - Unfunded Revolver (8)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Unfunded Revolver (8)	07/17/2025	Communications	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Business Services	10.25%	3M SOFR+565	432	430	432
Spendmend Holdings LLC - Unfunded Term Loan (8)	03/01/2025	Business Services	—	—	2,348	—	18
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	10.25%	3M SOFR+565	561	561	561
Spendmend Holdings LLC - Unfunded Revolver (8)	03/01/2028	Business Services	—	—	841	—	—
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+585	1,283	1,274	1,280
System Planning and Analysis, Inc. - Unfunded Term Loan (8)	08/16/2027	Aerospace and Defense	—	—	7,068	—	39
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	921	921	919
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	3,795	—	(8)
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.10%	3M SOFR+650	8,955	8,814	8,865
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/26/2029	Media	—	—	1,725	—	(17)
The Bluebird Group LLC - Revolver (8)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	11.27%	3M SOFR+635	184	181	185
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	10.95%	3M SOFR+610	305	305	305
The Vertex Companies, LLC - Unfunded Revolver (8)	08/30/2027	Business Services	—	—	435	—	—
TPCN Midco, LLC	06/26/2029	Diversified Conglomerate Service	10.35%	3M SOFR+575	3,990	3,931	3,894
TPCN Midco, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Conglomerate Service	—	—	5,894	—	(83)
TPCN Midco, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Conglomerate Service	—	—	1,160	—	(28)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
TransGo, LLC	12/29/2028	Machinery	10.60%	3M SOFR+575	4,638	$4,573	$4,638
TransGo, LLC - Revolver (8)	12/29/2028	Machinery	—	—	2,775	—	—
TWS Acquisition Corporation	06/16/2025	Education	11.33%	3M SOFR+640	1,301	1,299	1,301
TWS Acquisition Corporation - Revolver (8)	06/16/2025	Education	—	—	1,644	—	—
Urology Management Holdings, Inc.	06/15/2027	Healthcare, Education and Childcare	10.66%	3M SOFR+550	576	573	570
Urology Management Holdings, Inc. - Unfunded Term Loan A (8)	09/03/2026	Healthcare, Education and Childcare	—	—	2,000	—	(10)
Watchtower Intermediate, LLC	12/01/2029	Electronics	10.60%	3M SOFR+600	7,301	7,201	7,228
Watchtower Intermediate, LLC. - Unfunded Term Loan (8)	12/01/2025	Electronics	—	—	2,100	—	3
Watchtower Intermediate, LLC. - Revolver (8)	12/01/2029	Electronics	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/27/2027	Electronics	10.60%	3M SOFR+575	4,585	4,551	4,585
Wildcat Buyerco, Inc. - Unfunded Term Loan (8)	02/27/2027	Electronics	—	—	2,737	—	27
Wildcat Buyerco, Inc. - Revolver (8)	02/27/2027	Electronics	—	—	551	—	—
Zips Car Wash, LLC	12/31/2024	Auto Sector	12.46%	3M SOFR+740	2,590	2,586	2,473
			(PIK 1.5%)
Total First Lien Secured Debt						579,813	557,686
Second Lien Secured Debt - 13.6% of Net Assets
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	13.95%	3M SOFR+915	17,825	17,606	17,647
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.19%	3M SOFR+910	8,000	7,698	8,000
ENC Parent Corporation - Second Lien	08/19/2029	Business Services	12.37%	3M SOFR+776	7,500	7,444	6,225
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.20%	1M SOFR+835	32,500	32,299	31,931
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	14.51%	3M SOFR+926	3,429	3,422	3,377
Total Second Lien Secured Debt						68,469	67,180
Subordinate Debt/Corporate Notes - 8.8% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	15.00%	—	3,235	3,189	3,187
			(PIK 15.00%)
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.37%	3M SOFR+1226	24,284	23,710	24,138
			(PIK 16.37%)
Northwinds Topco, Inc.	10/30/2029	Consumer Services	15.00%	—	7,123	7,020	6,944
			(PIK 15.00%)
Northwinds Topco, Inc. - Unfunded Term Loan (8)	10/30/2029	Consumer Services	—	—	7,000	—	(175)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Business Services	18.00%	—	6	6	4
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	03/08/2028	Business Services	—	—	6	—	(2)
Schlesinger Global, LLC - Promissory Note	01/08/2026	Business Services	12.33%	3M SOFR+700	1	1	3
			(PIK 11.85%)
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare, Education and Childcare	12.00%	—	612	612	612
StoicLane, Inc. - Unfunded Convertible Notes (8)	08/15/2027	Healthcare, Education and Childcare	—	—	612	—	—
United Land Services Intermediate Parent Holdings, LLC	12/23/2026	Environmental Services	14.25%	—	9,300	9,120	9,021
			(PIK 14.25%)
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (8)	07/12/2025	Environmental Services	—	—	9,000	—	(135)
Total Subordinate Debt						43,658	43,597
Preferred Equity/Partnership Interests - 3.5% of Net Assets (6)
Accounting Platform Blocker, Inc. - Preferred Equity		Financial Services	—	—	356,200	356	356
Ad.net Holdings, Inc.		Media	—	—	2,400	240	304
AFC Acquisitions, Inc. Preferred Equity (10)		Distribution	—	—	507	780	831
AH Newco Equityholdings, LLC		Healthcare, Education and Childcare	6.00%	—	211	500	896
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	1,135	1,293
BioDerm Holdings, LP (Preferred)		Healthcare, Education and Childcare	—	—	1,312	1,312	1,178
Cartessa Aesthetics, LLC (10)		Distribution	—	—	3,562,500	3,563	6,343
C5MI Holdco, LLC - Preferred Equity (10)		Business Services	—	—	104,000	104	106
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity		Business Services	—	—	1	1	1
EvAL Home Health Solutions, LLC - Preferred Equity (10)		Healthcare, Education and Childcare	—	—	272,771	453	508
Hancock Claims Consultants Investors, LLC - Class A Preferred Equity (10)		Insurance	—	—	116,588	76	149
Imagine Topco, LP Preferred		Business Services	8.00%	—	743,826	744	862
Magnolia Topco LP - Class A Preferred Equity (10)		Auto Sector	—	—	1,545	1,545	1,592
Magnolia Topco LP - Class B Preferred Equity (10)		Auto Sector	—	—	1,018	643	—
Megawatt Acquisition Partners, LLC - Preferred A		Electronics	—	—	5,349	535	481
NXOF Holdings, Inc. (Tyto Athene, LLC)		Aerospace and Defense	—	—	422	422	572
ORL Holdco, Inc.		Business Services	—	—	575	57	8
PL Acquisitionco, LLC - Preferred Equity		Retail	—	—	37	37	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
RTIC Parent Holdings, LLC - Class A Preferred Equity (10)		Consumer Products	—	—	5	$5	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (10)		Consumer Products	—	—	10,624	699	1,138
RTIC Parent Holdings, LLC - Class D Preferred Equity (10)		Consumer Products	—	—	11,276	113	125
TPC Holding Company, LP		Food	—	—	219	219	354
TWD Parent Holdings, LLC Preferred		Business Services	—	—	30	30	35
Total Preferred Equity/Parnership Interests						13,569	17,132
Common Equity/Partnership Interests/Warrants - 25.3% of Net Assets (6)
A1 Garage Equity, LLC (10)		Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,767
ACP Big Top Holdings, L.P. - Common Equity		Manufacturing/Basic Industry	—	—	773,800	774	932
Ad.net Holdings, Inc.		Media	—	—	2,667	27	1
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	11,312	1,131	1,131
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	11,312	—	—
Aftermarket Drivetrain Products Holdings, LLC		Machinery	—	—	1,645	1,645	2,304
AG Investco LP (10)		Business Services	—	—	805,164	805	1,008
AG Investco LP - Unfunded (8),(10)		Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.		Aerospace and Defense	—	—	125,000	125	151
AMCSI Crash Co-Invest, LP		Auto Sector	—	—	2,489,777	2,490	3,737
AMCSI Crash Co-Invest, LP - Unfunded (8)		Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	—	—
Athletico Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	9,357	10,000	7,674
Atlas Investment Aggregator, LLC		Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.		Healthcare, Education and Childcare	—	—	1,312	—	—
Burgess Point Holdings, LP		Auto Sector	—	—	764	777	812
Carnegie Holdco, LLC - Common Equity (10)		Education	—	—	1,680,300	1,645	1,630
Carisk Parent, L.P. - Common Equity		Healthcare, Education and Childcare	—	—	204,455	204	211
Connatix Parent, LLC		Media	—	—	57,416	632	355
Consello Pacific Aggregator, LLC (10)		Business Services	—	—	782,891	743	703
Cowboy Parent LLC		Distribution	—	—	27,778	3,015	5,809
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	113	104	190
C5MI Holdco, LLC - Common Equity (10)		Business Services	—	—	754,200	754	752
Delta InvestCo LP (10)		Telecommunications	—	—	913,649	866	1,703
Delta InvestCo LP (8),(10)		Telecommunications	—	—	227,395	—	—
Duggal Acquisition, LLC (Common)		Marketing Services	—	—	313,600	314	314
eCommission Holding Corporation (12)		Financial Services	—	—	80	949	2,554
EDS Topco, LP		Aerospace and Defense	—	—	937,500	938	1,047
Exigo, LLC		Business Services	—	—	1,458,333	1,458	1,577
FedHC InvestCo LP (10)		Aerospace and Defense	—	—	14,578	489	1,193
FedHC InvestCo LP - Unfunded (8),(10)		Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (10)		Aerospace and Defense	—	—	20,882	2,175	1,814
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	647
Gauge ETE Blocker, LLC - Common Equity		Personal, Food and Miscellaneous Services	—	—	374,444	374	285
Gauge Lash Coinvest LLC		Consumer Products	—	—	1,101,293	834	3,201
Gauge Loving Tan, LP - Common Equity		Consumer Products	—	—	543,562	544	598
Gauge Schlesinger Coinvest, LLC		Business Services	—	—	9	10	5
GCOM InvestCo LP		Business Services	—	—	2,434	1,003	578
GGG MIDCO, LLC (Common) (10)		Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	1,222,700	1,223	1,223
GMP Hills, LP - Common Equity		Distribution	—	—	3,747,470	3,747	3,673
Hancock Claims Consultants Investors, LLC (10)		Insurance	—	—	450,000	450	275
HPA SPQ Aggregator LP- Common Equity		Business Services	—	—	750,399	750	842
HV Watterson Holdings, LLC		Business Services	—	—	1,600,000	1,600	252
Icon Partners V C, L.P.		Business Services	—	—	1,122,549	1,123	1,123
Icon Partners V C, L.P. - Unfunded (8)		Business Services	—	—	377,451	—	—
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,535
Imagine Topco, LP		Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.		Other Media	—	—	181,495	2,040	2,711
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services	—	—	4,993	525	776
ITC Infusion Co-invest, LP (10)		Healthcare, Education and Childcare	—	—	162,445	1,645	2,443
Kinetic Purchaser, LLC		Consumer Products	—	—	1,308,814	1,309	1,498
KL Stockton Co-Invest LP (Any Hour Services) (10)		Personal, Food and Miscellaneous Services	—	—	382,353	385	884
LEP Pequod Holdings, LP		Financial Services	—	—	350	865	1,004
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare	—	—	273,143	273	988
LJ Avalon, LP		Environmental Services	—	—	851,087	851	1,038
Lorient Peregrine Investments, LP		Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (10)		Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (10)		Auto Sector	—	—	1,017,840	—	—
MDI Aggregator, LP		Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,599
Meadowlark Title, LLC (10)		Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC - Common Equity A		Electronics	—	—	594	59	48
Municipal Emergency Services, Inc.		Distribution	—	—	3,920,145	3,984	6,272
NEPRT Parent Holdings, LLC (Recteq, LLC) (10)		Consumer Products	—	—	1,299	1,250	87
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	1,157	20	20
New Medina Health, LLC (10)		Healthcare, Education and Childcare	—	—	1,429,480	1,429	2,231
NFS - CFP Holdings LLC - Common Equity		Business Services	—	—	662,983	663	663
NORA Parent Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	1,257	1,248	1,115
North Haven Saints Equity Holdings, LP (10)		Business Services	—	—	351,553	352	380

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services	—	—	7,444,347	$2,852	—
Walker Edison Furniture		Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,638	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						56,734	33,423
Investments in Controlled, Affiliated Portfolio Companies - 77.8% (1), (2)
First Lien Secured Debt - 21.5% of Net Assets
AKW Holdings Limited (GBP) (9), (12)	03/15/2027	Healthcare, Education and Childcare	12.16%	3M SOFR+700	42,457	58,075	56,950
			(PIK 5.47%)
JF Holdings Corp.	07/31/2026	Distribution	11.30%	3M SOFR+605	49,625	49,114	49,129

Total First Lien Secured Debt						107,189	106,079
Subordinated Debt - 28.0% of Net Assets
Flock Financial, LLC (12)	10/19/2027	Financial Services	14.50%	—	22,208	22,208	22,208
			(PIK 14.50%)
PennantPark Senior Loan Fund, LLC (12)	07/31/2027	Financial Services	13.25%	3M SOFR+800	115,886	115,886	115,886
Total Subordinated Debt						138,094	138,094
Preferred Equity - 5.4% of Net Assets (6)
Flock Financial Class A Preferred Equity (12)		Financial Services	—	—	2,047,727	7,313	7,313
Flock Financial Class B Preferred Equity (12)		Financial Services	—	—	5,409,091	19,318	19,318
Total Preferred Equity						26,631	26,631
Common Equity - 23.0% of Net Assets (6)
AKW Holdings Limited - Common Equity (9), (12)		Healthcare, Education and Childcare	—	—	950	132	3,848
JF Intermediate, LLC		Distribution	—	—	43,918	4,488	41,729
PennantPark Senior Loan Fund, LLC (12)		Financial Services	—	—	67,373,319	67,436	67,923
Total Common Equity						72,056	113,500
Total Investments in Controlled, Affiliated Portfolio Companies						343,970	384,304
Total Investments - 268.9% of Net Assets(13)						1,316,872	1,328,050
Cash and Cash Equivalents - 10.1% of Net Assets
BlackRock Federal FD Institutional 81			5.03%			38,769	38,769
Non-Money Market Cash						11,064	11,092
Total Cash and Cash Equivalents						49,833	49,861
Total Investments and Cash Equivalents - 279.0%						$1,366,705	$1,377,911
Liabilities in Excess of Other Assets - (179.0)%							(884,003)
Net Assets - 100%							$493,908
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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or“SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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
(13)
All investments are in US Companies unless noted otherwise

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2024

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

On July 31, 2020, we and certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP, or Pantheon, entered into a limited liability company agreement to co-manage PSLF, a newly formed unconsolidated joint venture formed as a Delaware limited liability company. In connection with this transaction, we contributed in-kind our formerly wholly-owned subsidiary, Funding I. As a result of this transaction, Funding I became a wholly-owned subsidiary of PSLF and was deconsolidated from our financial statements. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. See Note 4.

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

In October 2021, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.4%. Interest on the 2026

Notes is paid semiannually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

On November 22, 2021, we formed PNNT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PNNT Investment Holdings, LLC (“Holdings”) to Holdings II . Effective as of January 1, 2024, Holdings II elected to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The Company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

In January 2022, we formed PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of December 31, 2024, our capital commitment of $15.0 million was 100% funded and we held 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

December 31, 2024

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

(a)
Investment Valuations

We expect that there may not be readily available market values for many of the investments which are or will be in our portfolio. We value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2024, we had two portfolio companies on non-accrual, representing 4.3% of overall portfolio on a cost and 1.5% fair value basis. As of September 30, 2024, we had two portfolio company on non-accrual, representing 4.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three months ended December 31, 2024 and 2023 and we recorded a provision for taxes on net investment income of $0.7 million and $0.4 million respectively, which pertains to U.S. federal excise tax.

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

For the three months ended December 31, 2024 and 2023, the Company recognized a provision for taxes of zero on net realized gain (loss) on investments by the Taxable Subsidiary. For the three months ended December 31, 2024 and 2023, the Company recognized a provision for less than $0.1 million and $(0.2) million, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three months ended December 31, 2024 and 2023, the Company paid zero, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is zero as of December 31, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

During the three months ended December 31, 2024 and 2023, we did not issue any shares under the ATM program.

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

December 31, 2024

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2024, the effect of which was not material to the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect of which was not material to the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect was not material to the the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2024 and 2023, the Investment Adviser earned base management fees of $4.3 million and $4.0 million from us.

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

For the three months ended December 31, 2024 and 2023, the Investment Adviser earned an incentive fee of $2.8 million and $3.3 million, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2024 and 2023, we recorded $0.5 million and $0.1 million, respectively, for the services described above.

Under the Administration Agreement the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board's oversight.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024, we sold $286.6 million in investments to PSLF at fair value, and recognized $0.8 million of net realized gains. For the three months ended December 31, 2023, we sold $50.8 million in investments to PSLF at fair value, and recognized zero of net realized gains.

For the three months ended December 31, 2024, we sold zero in investments to PTSF II at fair value, and recognized zero of net realized gains. For the three months ended December 31, 2023, we sold zero in investments to PTSF II at fair value, and recognized zero of net realized gains.

As of December 31, 2024 and September 30, 2024, PNNT had a payable to PSLF and PTSF II of zero and less than $0.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

As of December 31, 2024 and September 30, 2024, PNNT had a receivable from affiliates of $0.1 million and $0.2 million, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company and trades between the funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2024 and 2023 totaled $297.9 million and $232.1 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the three months ended December 31, 2024 and 2023 totaled $353.7 million and $71.0 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following:

	December 31, 2024		September 30, 2024
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$620,393	$575,000	$700,390	$667,926
U.S. Government Securities	124,813	124,794	99,652	99,632
Second lien	50,888	50,008	68,470	67,180
Subordinated debt / corporate notes	73,979	73,933	65,865	65,804
Subordinated notes in PSLF	132,174	132,175	115,886	115,886
Equity	204,838	266,114	199,173	243,699
Equity in PSLF	77,397	76,042	67,436	67,923
Total investments	1,284,482	1,298,066	1,316,872	1,328,050
Cash and cash equivalents	55,868	55,851	49,833	49,861
Total investments and cash and cash equivalents	$1,340,350	$1,353,917	$1,366,705	$1,377,911

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2024 (1)	September 30, 2024 (1)
Distribution	17%	14%
Business Services	15	16
Short-Term U.S. Government Securities	11	8
Healthcare, Education and Childcare	9	11
Aerospace and Defense	7	5
Consumer Products	7	8
Financial Services	6	6
Media	4	3
Auto Sector	4	4
Environmental Services	3	4
Telecommunications	2	3
Personal, Food and Miscellaneous Services	2	2
Manufacturing/Basic Industry	1	1
Chemicals, Plastics and Rubber	1	3
Government Services	1	—
Buildings and Real Estate	1	1
Conglomerate Manufacturing	1	—
Diversified Conglomerate Service	1	1
Building Materials	1	2
Transportation	1	—
Consumer Services	1	1
Electronics	1	2
Event Services	1	—
Other	2	5
Total	100%	100%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of December 31, 2024 and September 30, 2024, PSLF had total assets of $1,397.0 million and $1,073.4 million, respectively and its investment portfolio consisted of debt investments in 112 and 102 portfolio companies, respectively. As of the December 31, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $16.3 million and $23.3 million, respectively, and equity interest of $10.0 million and $14.2 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of December 31, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $31.0 million and the five largest investments totaled $129.9 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2024, we and Pantheon owned 57.1% and 42.9%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstnading subordinated notes and equity interest of PSLF. As of December 31, 2024, our investment in PSLF consisted of subordinated notes of $132.2 million and equity interests of $77.4 million, respectively. As of September 30, 2024, our investment in PSLF consisted of subordinated notes of $115.9 million and equity interests of $67.4 million respectively.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee, or the Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present being entitled to cast two votes on each matter; and (iii) the presence of four members of the Member Designees’ Committee constitute a quorum, provided that the two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF, through its wholly-owned subsidiary, has entered into a $400.0 million (increased from $325.0 million in August 2024) senior secured revolving credit facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 225 basis points during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of December 31, 2024 and September 30, 2024 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of December 31, 2024 and September 30, 2024, there were $246.0 million and $246.0 million, repectively, of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of December 31, 2024, there was $328 million of external 2037 Asset-Backed Debt.

On August 28, 2024, PSLF entered into an amendment (the “Amendment”) to PSLF’s limited liability company agreement (the “LLC Agreement”). The Amendment amended the term of PSLF, which would have otherwise expired on January 31, 2025, to be indefinite, subject to the other terms of dissolution, wind down and termination in the LLC Agreement. The Amendment also modified the LLC Agreement to permit any member of PSLF (each, a “PSLF Member”) to request to redeem its interests in PSLF (in minimum tranches of 25% of the interests then-owned by such PSFL Member) at any time. Under the Amendment, if a PSLF Member makes a redemption request, PSLF will be required to use commercially reasonable efforts to redeem any such PSFL Member’s interests within 18 months and, in any event, within three years from the date of such redemption request, subject to customary limitations with respect to the liquidity of PSLF and the requirement that the Company’s proportionate share or ownership of PSLF not exceed 87.5%.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2024 (Unaudited)	September 30, 2024
Total investments	$1,275,076	$1,031,225
Weighted average cost yield on income producing investments	10.7%	11.3%
Number of portfolio companies in PSLF	112	102
Largest portfolio company investment at fair value	$31,035	$25,073
Total of five largest portfolio company investments at fair value	$129,894	$109,927

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Below is a listing of PSLF’s individual investments as of December 31, 2024 ($ in thousands)

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 955.1%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	9.11%	SOFR+475	20,032	$19,807	$20,032
ACP Avenu Buyer, LLC	10/02/29	Business Services	9.84%	SOFR+525	7,647	7,512	7,437
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.09%	SOFR+550	15,312	15,040	15,465
AFC - Dell Holding Corp.	04/09/27	Distribution	10.04%	SOFR+550	16,211	16,063	16,211
Ad.net Acquisition, LLC	05/07/26	Media	10.59%	SOFR+626	4,825	4,825	4,825
Aechelon Technology	08/16/29	Aerospace and Defense	11.86%	SOFR+750	4,950	4,852	4,950
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	10.65% (PIK 8.4%)	SOFR+610	14,657	14,455	13,631
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,777	13,752	13,639
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.23%	SOFR+590	14,495	14,426	14,495
Applied Technical Services, LLC	12/29/26	Environmental Services	10.24%	SOFR+590	15,660	15,531	15,467
Archer Lewis, LLC	08/28/29	Healthcare, Education and Childcare	10.09%	SOFR+575	12,130	11,984	12,009
Argano, LLC	09/13/29	Business Services	10.15%	SOFR+575	14,963	14,821	14,813
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.83%	SOFR+525	18,945	18,683	18,661
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.08%	SOFR+575	14,663	14,456	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	10.11%	SOFR+575	6,678	6,572	6,678
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.03%	SOFR+650	8,865	8,776	8,754
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	9.73%	SOFR+525	25,441	25,103	25,005
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.39%	SOFR+600	20,776	20,709	20,672
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	9.68%	SOFR+535	6,234	5,935	5,521
C5MI Acquisition, LLC	07/31/29	Business Services	10.33%	SOFR+600	7,481	7,378	7,369
CF512, Inc.	08/20/26	Media	10.72%	SOFR+600	9,192	9,085	9,054
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	9.58%	SOFR+525	11,456	11,346	11,284
Carnegie Dartlet, LLC	02/07/30	Education	9.86%	SOFR+550	22,828	22,500	22,485
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.08%	SOFR+575	22,050	21,840	22,050
Case Works, LLC	10/01/29	Business Services	9.59%	SOFR+525	10,515	10,431	10,430
Compex Legal Services, Inc.	02/09/26	Business Services	9.95%	SOFR+545	936	936	936
Confluent Health, LLC	11/30/28	Healthcare, Education and Childcare	11.86%	SOFR+750	1,965	1,965	1,965
Connatix Buyer, Inc.	07/13/27	Media	10.39%	SOFR+561	8,693	8,677	8,693
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.22%	SOFR+586	5,314	5,276	5,274
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.77%	SOFR+535	31,035	30,897	31,035
DRI Holding Inc.	12/21/28	Media	9.71%	SOFR+535	5,815	5,428	5,640
DRS Holdings III, Inc.	11/03/25	Consumer Products	10.71%	SOFR+635	13,666	13,644	13,611
Duggal Acquisition, LLC	09/30/30	Marketing Services	9.08%	SOFR+475	5,000	4,954	4,950
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	9.79%	SOFR+500	1,584	1,478	1,584
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.29%	SOFR+550	9,743	9,743	9,037
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.08%	SOFR+575	23,346	23,039	23,171
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.01%	SOFR+650	12,218	12,029	12,218
Emergency Care Partners, LLC	10/18/27	Healthcare, Education and Childcare	10.13%	SOFR+550	6,000	5,960	5,955
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.11%	SOFR+575	7,377	7,277	7,304
Exigo Intermediate II, LLC	03/15/27	Business Services	10.92%	SOFR+635	9,626	9,538	9,626
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.57%	SOFR+450	3,483	3,413	3,500
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	11.55%	SOFR+710	4,207	4,147	4,176
GGG Midco, LLC	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.44%	SOFR+500	8,978	8,891	8,888
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	9.98%	SOFR+560	6,808	6,797	6,536
Graffiti Buyer, Inc.	08/10/27	Distribution	10.04%	SOFR+560	3,989	3,947	3,930
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,960	7,873	7,928
HV Watterson Holdings, LLC	12/17/26	Business Services	12% (PIK 4.0%)		15,299	15,191	13,998
HW Holdco, LLC	05/10/26	Media	10.43%	SOFR+590	23,355	23,229	23,355
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	9.93%	SOFR+560	6,146	6,146	6,146
Harris & Co. LLC	08/09/30	Financial Services	9.36%	SOFR+500	10,911	10,774	10,911
Hills Distribution, Inc	11/08/29	Distribution	10.40%	SOFR+600	14,256	14,073	14,113
IG Investments Holdings, LLC	09/22/28	Business Services	9.57%	SOFR+500	4,383	4,327	4,350
Imagine Acquisitionco, LLC	11/15/27	Business Services	9.59%	SOFR+510	5,495	5,431	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	9.84%	SOFR+560	13,855	13,706	13,855
Infolinks Media Buyco, LLC	11/01/26	Media	9.83%	SOFR+550	13,057	12,992	13,057
Inventus Power, Inc.	06/30/25	Consumer Products	11.97%	SOFR+761	13,068	12,982	13,068
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.48%	SOFR+615	13,701	13,552	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	10.98%	SOFR+640	4,613	4,599	4,387
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.1%)	SOFR+785	20,714	20,608	20,403
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	9.08%	SOFR+475	20,267	20,143	20,065
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	9.38%	SOFR+525	7,695	7,595	7,695
MAG DS Corp.	04/01/27	Aerospace and Defense	9.93%	SOFR+550	8,244	7,900	7,708
MDI Buyer Inc.	07/25/28	Chemicals, Plastics and Rubber	10.11%	SOFR+575	19,931	19,736	19,736
Magenta Buyer, LLC -First out	07/31/28	Software	11.60%	SOFR+701	450	450	414
Magenta Buyer, LLC -Second out	07/31/28	Software	12.60% (PIK 6.25%)	SOFR+801	577	577	340
Magenta Buyer, LLC -Third out	07/31/28	Software	11.85% (PIK 5.5%)	SOFR+726	2,134	2,134	717

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,309	$8,241	$8,317
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.98%	SOFR+590	2,915	2,880	2,843
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.58%	SOFR+625	19,750	19,611	19,750
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.83%	SOFR+525	7,940	7,836	6,939
Michael Baker International, LLC	12/18/28	Business Services	9.11%	SOFR+475	499	498	500
MOREgroup Holdings, LLC	01/16/30	Business Services	9.58%	SOFR+525	19,850	19,587	19,850
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.48%	SOFR+515	9,652	9,570	9,652
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.38%	SOFR+585	7,335	7,296	7,335
NFS - CFP Holdings, LLC	09/20/30	Business Services	9.08%	SOFR+475	12,968	12,915	12,870
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.68%	SOFR+635	20,244	19,976	20,244
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	9.58%	SOFR+550	18,127	17,886	17,991
One Stop Mailing, LLC	05/07/27	Transportation	10.72%	SOFR+636	8,358	8,250	8,358
Owl Acquisition, LLC	02/04/28	Education	9.71%	SOFR+535	3,893	3,815	3,844
PCS Midco, Inc.	03/01/30	Financial Services	10.08%	SOFR+575	5,797	5,725	5,797
PL Acquisitionco, LLC	11/09/27	Retail	11.99% (PIK 3.5%)	SOFR+725	8,309	8,226	6,066
Pacific Purchaser, LLC	10/02/28	Business Services	10.53%	SOFR+625	12,870	12,660	12,754
PAR Excellence Holdings, Inc.	09/03/30	Healthcare, Education and Childcare	9.47%	SOFR+475	10,000	9,908	9,900
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	10.43%	SOFR+610	4,736	4,697	4,736
RRA Corporate, LLC	08/15/29	Business Services	9.33%	SOFR+500	3,990	3,954	3,970
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.08%	SOFR+575	24,887	24,489	24,452
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	10.48%	SOFR+615	12,530	12,516	12,217
Rancho Health MSO, Inc.	06/30/29	Healthcare, Education and Childcare	9.82%	SOFR+525	20,516	20,450	20,362
Recteq, LLC	01/29/26	Consumer Products	11.48%	SOFR+715	9,625	9,577	9,529
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	9.58%	SOFR+525	3,921	3,914	3,921
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.05%	SOFR+575	5,462	5,386	5,381
S101 Holdings Inc.	12/29/26	Electronics	10.22%	SOFR+615	9,915	9,808	9,865
Sales Benchmark Index LLC	07/07/26	Business Services	10.53%	SOFR+620	6,676	6,637	6,676
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.48%	SOFR+615	14,663	14,484	14,076
Sigma Defense Systems, LLC	12/18/27	Telecommunications	11.23%	SOFR+690	24,510	24,277	24,388
Smartronix, LLC	11/23/28	Aerospace and Defense	10.35%	SOFR+610	25,014	24,746	25,014
Solutionreach, Inc.	07/17/25	Communications	11.74%	SOFR+715	9,239	9,223	9,239
SpendMend Holdings, LLC	03/01/28	Business Services	9.49%	SOFR+515	9,485	9,293	9,485
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/04/29	Transportation	12.91% (PIK 6.5%)	SOFR+845	1,878	1,775	1,859
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/04/29	Transportation	12.13% (PIK 6.5%)	SOFR+760	4,368	2,339	2,271
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	8.76%	SOFR+425	3,545	3,397	2,836
SV- Aero Holdings, LLC (Aeronix)	11/01/30	Aerospace and Defense	9.58%	SOFR+525	15,000	14,925	14,850
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	9.28%	SOFR+500	17,046	16,901	17,063
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	10.83%	SOFR+650	9,925	9,781	9,826
TPC US Parent, LLC	11/24/25	Food	10.49%	SOFR+565	11,363	11,312	11,363
TWS Acquisition Corporation	06/06/25	Education	10.80%	SOFR+640	2,162	2,162	2,162
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	9.57%	SOFR+510	9,654	9,455	9,670
Teneo Holdings LLC	03/13/31	Business Services	9.11%	SOFR+475	2,978	2,948	3,001
The Bluebird Group LLC	07/27/26	Business Services	10.98%	SOFR+665	17,411	17,326	17,411
The Vertex Companies, LLC	08/31/27	Business Services	9.52%	SOFR+500	14,592	14,471	14,387
Transgo, LLC	12/29/28	Auto Sector	9.78%	SOFR+575	18,428	18,231	18,428
Tyto Athene, LLC	04/03/28	Aerospace and Defense	9.49%	SOFR+490	11,393	11,313	11,234
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	9.83%	SOFR+550	10,976	10,899	10,921
US Fertility Enterprises, LLC	10/07/31	Healthcare, Education and Childcare	9.16%	SOFR+450	5,000	4,951	5,034
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.33%	SOFR+600	21,190	20,960	21,190
Zips Car Wash, LLC	02/01/25	Business Services	11.91% (PIK 11.91%)	SOFR+740	20,308	20,302	18,021
Total First Lien Secured Debt						1,279,715	1,272,501
Equity Securities - 1.9%
Dynata, LLC	—	Business Services	—	—	134,330	2,351	2,575
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers, Packaging and Glass	—	—	1,988	—	—
Total Equity Securities						2,351	2,575
Total Investments - 957.%						1,282,066	1,275,076
Cash and Cash Equivalents - 84.6%
BlackRock Federal FD Institutional 30						112,691	112,691
Total Cash and Cash Equivalents						112,691	112,691
Total Investments and Cash Equivalents - 1,041.6%						$1,394,757	$1,387,767
Liabilities in Excess of Other Assets — (941.6)%							(1,254,533)
Members' Equity—100.0%							$133,234

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
(3)
All investments in U.S. companies unless noted otherwise.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Below is a listing of PSLF’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 916.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
One Stop Mailing, LLC	5/7/2027	Transportation	11.21%	SOFR+636	8,380	$8,256	$8,380
Owl Acquisition, LLC	2/4/2028	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC (New Issue)	5/18/2026	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/2/2028	Business Services	11.51%	SOFR+600	12,903	12,682	12,877
PCS Midco, Inc.	3/1/2030	Financial Services	10.81%	SOFR+575	5,812	5,735	5,812
PL Acquisitionco, LLC	11/9/2027	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	4/28/2028	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	1/29/2026	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	6/21/2025	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/2026	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	1/3/2025	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	7/17/2025	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	3/1/2028	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2029	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/2025	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	6/6/2025	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+510	9,661	9,462	9,537
Teneo Holdings LLC	3/13/2031	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	7/27/2026	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	8/31/2027	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/2028	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/1/2029	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	2/27/2027	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/2024	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1%
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5%						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6%
BlackRock Federal FD Institutional 30						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1)%						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)%							(955,549)
Members' Equity—100.0%							$112,271

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
(3)
All investments in U.S. companies unless noted otherwise.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	December 31, 2024 (Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,282,066 and $1,036,305, respectively)	$1,275,076	$1,031,225
Cash and cash equivalents (cost—$112,691 and $36,595, respectively)	112,691	36,595
Interest receivable	4,897	5,089
Prepaid expenses and other assets	3,004	372
Receivable for investments sold	1,297	—
Due from affiliate	61	71
Total assets	1,397,026	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively)	325,842	—
2034 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,769	244,672
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,216	244,118
Notes payable to members	231,106	191,546
Credit facility payable	142,600	247,600
Payable for investments purchased	47,324	7,314
Interest payable on credit facility and asset backed debt	13,379	12,525
Distribution payable to members	8,500	8,000
Interest payable on notes to members	5,009	4,372
Accounts payable and accrued expenses	1,017	934
Due to affiliate	30	—
Total liabilities	1,263,792	961,081

Members' equity	133,234	112,271
Total liabilities and members' equity	$1,397,026	$1,073,352

———————————

(1)
As of December 31, 2024 and September 30, 2024, PSLF had zero of unfunded commitments to fund investments

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended December 31,
	2024	2023
Investment income:
Interest	$32,953	$27,107
Other income	523	140
Total investment income	33,476	27,247
Expenses:
Interest expense on credit facility and asset-backed debt	15,643	12,640
Interest expense on notes to members	7,343	5,844
Administration fees	778	568
General and administrative expenses	396	197
Total expenses	24,160	19,249
Net investment income	9,316	7,998
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(2,126)	—
Net change in unrealized appreciation (depreciation) on investments	(1,918)	943
Net realized and unrealized gain (loss) on investments	(4,044)	943
Net increase (decrease) in members' equity resulting from operations	$5,272	$8,941

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2026 Notes-2 and our Truist Credit Facility, we employ the valuation policy approved by our board of directors which is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$4,461	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	542,520	Market Comparable	Market yield	6.5% - 21.0% (10.5%)
First lien	28,020	Enterprise Market Value	EBITDA multiple	8.0x - 8.0x (8.0x)
Second lien	46,632	Market Comparable	Market yield	12.5% - 18.4% (13.5%)
Second lien	3,377	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	206,108	Market Comparable	Market yield	5.3% - 23.2% (13.8%)
Equity	258,351	Enterprise Market Value	EBITDA multiple	1.8x - 19.0x (9.8x)
Total Level 3 investments	$1,089,469
Debt Category ($ in thousands)
Truist Credit Facility	$460,033	Market Comparable	Market yield	5.9%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$13,841	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	621,998	Market Comparable	Market yield	7.0% – 21.4% (10.2%)
First lien	32,087	Enterprise Market Value	EBITDA multiple	0.9x - 8.4x (8.4x)
Second lien	63,803	Market Comparable	Market yield	13.1% - 18.5% (13.9%)
Second lien	3,377	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	181,690	Market Comparable	Market yield	5.0% - 16.5% (14.1%)
Equity	235,573	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (9.4x)
Total Level 3 investments	$1,152,369
Debt Category ($ in thousands)
Truist Credit Facility	$460,361	Market Comparable	Market yield	5.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at December 31, 2024
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$831,118	$—	$—	$831,118	$—
U.S. Government Securities(3)	124,794	—	124,794	—	—
Equity investments	342,154	—	—	258,351	83,803
Total investments	1,298,066	—	124,794	1,089,469	83,803
Cash and cash equivalents	55,851	55,851	—	—	—
Total investments and cash and cash equivalents	$1,353,917	$55,851	$124,794	$1,089,469	$83,803
Truist Credit Facility	$460,033	$—	$—	$460,033	$—
2026 Notes(2)	148,796	—	148,796	—	—
2026 Notes-2(2)	163,293	—	163,293	—	—
Total debt	$772,122	$—	$312,089	$460,033	$—

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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	December 31, 2024
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$916,796	$235,573	$1,152,369
Net realized gain (loss)	(3,075)	563	(2,512)
Net change in unrealized appreciation (depreciation)	(12,502)	17,114	4,612
Purchases, PIK interest, net discount accretion and non-cash exchanges	281,958	6,713	288,671
Sales, repayments and non-cash exchanges	(352,059)	(1,612)	(353,671)
Transfers in/out of Level 3	—	—	—
Ending balance	$831,118	$258,351	$1,089,469
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(13,385)	$17,999	$4,614

	December 31, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(5)	2,563	2,558
Net change in unrealized appreciation (depreciation)	(6,208)	318	(5,890)
Purchases, PIK interest, net discount accretion and non-cash exchanges	217,360	15,046	232,406
Sales, repayments and non-cash exchanges	(68,214)	(2,724)	(70,938)
Transfers in/out of Level 3	—	—	—
Ending balance	$907,208	$178,256	$1,085,464
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(6,333)	$2,708	$(3,625)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three months ended December 31,
Long-Term Credit Facility	2024	2023
Beginning balance (cost – $461,456 and $212,420, respectively)	$460,361	$206,940
Net change in unrealized appreciation (depreciation) included in earnings	(3,328)	2,040
Borrowings (1)	55,000	228,036
Repayments (1)	(52,000)	(52,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $464,456 and $388,456, respectively)	$460,033	$385,016
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $464,456 and $388,456, respectively)	$460,033	$385,016

(1)
Excludes temporary draws.

As of December 31, 2024, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$45,086	March 31, 2025	$4,333
Canadian dollar	CAD 2,800	$2,036	$1,947	January 28, 2025	$89

As of September 30, 2024, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,289	December 28, 2024	$1,131
Canadian dollar	CAD 2,800	$2,036	$2,073	October 23, 2024	$(37)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three months ended December 31, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the, 2026 Notes, and 2026 Notes-2.

For the three months ended December 31, 2024 and 2023, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $3.3 million and $(2.0) million, respectively. As of December 31, 2024 and September 30, 2024, the unrealized appreciation (depreciation) on the Truist Credit Facility totaled $4.4 million and $1.1 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2024	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$60,798	$—	$—	$(3,755)	$57,043	$1,592	$—	$—	$—
Flock Financial, LLC	48,839	823	—	—	49,662	—	823	—	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	49	(125)	35,502	126,284	1,428	—	—	—
PennantPark Senior Loan Fund, LLC (2)	183,809	26,250	—	(1,843)	208,216	4,235	—	4,851	—
Total Controlled Affiliates	$384,304	$27,122	$(125)	$29,904	$441,205	$7,255	$823	$4,851	$—
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$(19,945)	$9,317	$—	$—	$—	$—
Walker Edison Furniture Company LLC	4,161	375	—	(2,821)	1,715	—	—	—	—
Total Non-Controlled Affiliates	$33,423	$375	$—	$(22,766)	$11,032	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$417,727	$27,497	$(125)	$7,138	$452,237	$7,255	$823	$4,851	$—

(1)
Includes PIK.
(2)
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

1.
Includes PIK.
2.
JF Intermediate, LLC became a controlled affiliate during the quarter end December 31, 2023.
3.
We and Pantheon are the members of PSLF, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes.
4.
RAM Energy LLC was fully realized in January 2023, during the quarter ended December 31, 2023 there was realized loss due to reduction of the escrow receivable.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended December 31,
	2024	2023
Numerator for net increase (decrease) in net assets resulting from operations	$16,084	$10,653
Denominator for basic and diluted weighted average shares	65,296,094	65,224,500
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.25	$0.16

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2024 and September 30, 2024, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $41.4 million and $38.8 million and $14.5 million and $11.1 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Three Months Ended December 31,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$7.56	$7.70
Net investment income (1)	0.20	0.24
Net change in realized and unrealized gain (loss) (1)	0.05	(0.08)
Net increase (decrease) in net assets resulting from operations (1)	0.25	0.16
Distributions to stockholders (1), (2)	(0.24)	(0.21)
Repurchase of common stock (1)	—	—
Net asset value, end of period	$7.57	$7.65
Per share market value, end of period	$7.08	$6.91
Total return* (3)	4.86%	8.44%
Shares outstanding at end of period	65,296,094	65,224,500
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.69%	7.28%
Ratio of debt related expenses to average net assets (5)	9.53%	7.63%
Ratio of total expenses to average net assets (5)	17.22%	14.91%
Ratio of net investment income to average net assets (5)	10.55%	12.50%
Net assets at end of period	$494,321	$499,142
Weighted average debt outstanding	$753,927	$597,756
Weighted average debt per share (1)	$11.55	$9.16
Asset coverage per unit (6)	$1,638	$1,706
Portfolio turnover ratio* (7)	24.90%	5.34%

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
(7)
Excludes short-term U.S. Government Securities

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2024 and 2023, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.2% and 6.4%, respectively. As of December 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2024 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 164% and 164%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2024

Truist Credit Facility

As of December 31, 2024, we had the multi-currency Truist Credit Facility for up to $475 million, which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2024 and September 30, 2024, we had $464.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.8% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2024 and September 30, 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of December 31, 2024 and September 30, 2024, we had $10.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of December 31, 2024, we were in compliance with the terms of the Truist Credit Facility.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2024 and September 30, 2024, we had $392.4 million and $373.9 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $26.3 and $52.5 million to PSLF as of December 31, 2024 and September 30, 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2024, PennantPark Senior Loan Fund, LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PSLF, LLC for the years ended September 30, 2024, 2023, and 2022 were filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

In December 2023, the JF Intermediate LLC became controlled affiliate. Below is certain selected key financial data from JF Intermediate, LLC's income statements for the periods in which our investment in JF Intermediate, LLC exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

JF Intermediate, LLC (Unaudited):

	Three Months Ended December 31,
Income Statement	2024	2023
Total revenue	$219,501	$169,287
Total expenses	220,783	179,566
Net income (loss)	$(1,282)	$(10,279)

13. Subsequent Events

On February 7, 2025, the Company increased the commitments to its Truist Credit Facility from $475.0 million to $500.0 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2024 and 2023, and cash flows for the three-month periods ended December 31, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 25, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

February 10, 2025

Awareness Letter of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation and its Subsidiaries for the periods ended December 31, 2024 and 2023, as indicated in our report dated February 10, 2025; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 10, 2025

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

•
changes in political, economic or industry conditions, such as impact of the ongoing invasion of Ukraine by Russia and other world economic and political issues, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;

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

We believe middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We hold a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments ranging from approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristic compared to debt instruments that are rated above investment grade. Our debt investments may generally range in maturity from three to ten years and are made in U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provided similar services to SBIC II under its investment management agreement. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. PennantPark Investment, through the Administrator, provided similar services to SBIC II under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser manages our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees, and agency fees and are recorded as other investment income when earned.

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

•
expenses incurred by the Investment Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs for the Company and in monitoring the Company's investments; and performing due diligence (including related legal expenses) on its prospective portfolio companies and expenses related to unsuccessful portfolio acquisition efforts;

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

•
costs associated with our reporting and compliance obligations under the 1940 Act, and applicable federal and state securities laws; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2024, our portfolio totaled $1,298.1 million and consisted of $575.0 million or 44% of first lien secured debt, $124.8 million or 10% of U.S. Government Securities, $50.0 million or 4% of second lien secured debt, $206.1 million or 16% of subordinated debt (including $132.2 million or 10% in PSLF) and $342.2 million or 26% of preferred and common equity (including $76.0 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 92% variable-rate investments and 8% fixed-rate investments. As of December 31, 2024, we had two portfolio companies on non-accrual, representing 4.3% and 1.5% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $13.6 million as of December 31, 2024. Our overall portfolio consisted of 158 companies with an average investment size of $7.4 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 12.0%.

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

For the three months ended December 31, 2024, we invested $295.7 million in 12 new and 61 existing portfolio companies with a weighted average yield on debt investments of 10.6% (excluding U.S. Government Securities). For the three months ended December 31, 2024, sales and repayments of investments totaled $353.7 million (excluding U.S. Government Securities).

For the three months ended December 31, 2023, we invested $231.1 million in 12 new and 32 existing portfolio companies with a weighted average yield on debt investments of 11.9%. For the three months ended December 31, 2023, sales and repayments of investments totaled $71.0 million (excluding U.S. Government Securities).

PennantPark Senior Loan Fund, LLC

As of December 31, 2024, PSLF’s portfolio totaled $1,275.1 million, consisted of 112 companies with an average investment size of $11.4 million and had a weighted average yield interest bearing debt investments of 10.7%.

As of September 30, 2024, PSLF’s portfolio totaled $1,031.2 million, consisted of 102 companies with an average investment size of $10.1 million and had a weighted average yield interest bearing debt investments of 11.3%.

For the three months ended December 31, 2024, PSLF invested $353.8 million (including $286.6 million were purchased from the Company) in 15 new and 43 existing portfolio companies at weighted average yield interest bearing debt investments of 10.5%. PSLF’s sales and repayments of investments for the same period totaled $109.1 million.

For the three months ended December 31, 2023, PSLF invested $81.0 million (including $50.8 million were purchased from the Company) in five new and seven existing portfolio companies at weighted average yield on interest bearing debt investments of 12.7%. PSLF’s sales and repayments of investments for the same period totaled $29.1 million.

At-the-Market Offering

On June 4, 2024, we entered into the Equity Distribution Agreements with Truist Securities, Inc. and Keefe, Bruyette & Woods, Inc. as the the Sales Agents in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM Program. We may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with ATM Program offerings will not be made at price less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three months ended December 31, 2024 and 2023, we did not issue any shares under the ATM program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2024 Annual Report on Form 10-K during the three months ended December 31, 2024.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three months ended December 31, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three months ended December 31, 2024 and 2023, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $3.3 million and $(2.0) million, respectively. As of December 31, 2024 and September 30, 2024, the unrealized appreciation (depreciation) on the Truist Credit Facility totaled $4.4 million and $1.1 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects changes in the fair values of our portfolio investments and our Truist Credit Facility, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

For the three months ended December 31, 2024, we recorded a provision for taxes on net investment income of $0.7 million, pertaining to federal excise tax. For the three months ended December 31, 2023, we recorded a provision for taxes on net investment income of $0.4 million, all of which pertains to U.S. federal excise tax.

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

For the three months ended December 31, 2024 and 2023, the Company recognized a provision for taxes of zero on net realized gain (loss) on investments by the Taxable Subsidiary. For the three months ended December 31, 2024 and 2023, the Company recognized a provision for less than $0.1 million and $(0.2) million, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three months ended December 31, 2024 and 2023, the Company paid zero, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is zero as of December 31, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2024 and 2023.

Investment Income

For the three months ended December 31, 2024, investment income was $34.2 million, which was attributable to $25.2 million from first lien secured debt, $2.0 million from second lien secured debt, $1.1 million from subordinated debt and $5.9 million from other investments, respectively. For the three months ended December 31, 2023, investment income was $34.3 million, which was attributable to $25.1 million from first lien secured debt, $2.6 million from second lien secured debt, $1.3 million from subordinated debt and $5.3 million from preferred and common equity, respectively. The decrease in investment income for the three months ended December 31, 2024 was primarily due to the changes in our portfolio and investment yields.

Expenses

For the three months ended December 31, 2024, expenses totaled $21.2 million and were comprised of $11.7 million of debt related interest and expenses, $4.3 million of base management fees, $2.8 million of incentive fees, $1.7 million of general and administrative expenses and $0.7 million of provision for excise taxes. For the three months ended December 31, 2023, expenses totaled $18.7 million, and were comprised of; $9.6 million of debt-related interest and expenses, $4.0 million of base management fees, $3.3 million of incentive fees, $1.4 million of general and administrative expenses and $0.4 million of provision for excise taxes. The increase in expenses for the three months ended December 31, 2024 was primarily due an increase in debt related interest and expenses.

Net Investment Income

For the three months ended December 31, 2024 and 2023, net investment income totaled $13.0 million, or $0.20 per share and $15.7 million, or $0.24 per share. The decrease in net investment income for the three months ended December 31, 2024 was primarily due to increase in interest expense.

Net Realized Gains or Losses

For the three months ended December 31, 2024 and 2023, net realized gains (losses) totaled $(2.6) million and $1.8 million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2024 and 2023, we reported net change in unrealized appreciation (depreciation) on investments of $2.4 million and $(5.0) million, respectively. As of December 31, 2024 and September 30, 2024, our net unrealized appreciation (depreciation) on investments totaled $13.6 million and $11.2 million, respectively. The net change in unrealized depreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three months ended December 31, 2024 and 2023, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $3.3 million and $(2.0) million, respectively. As of December 31, 2024 and September 30, 2024, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $4.4 million and $1.1 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three months ended December 31, 2024 and 2023, net increase (decrease) in net assets resulting from operations totaled $16.1 million or $0.25 per share and $10.7 million or $0.16 per share, respectively. The increase in net assets from operations for the three months ended December 31, 2024 was primarily due to a decrease in the net realized and unrealized depreciation in the portfolio primarily driven by changes in market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of December 31, 2024 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act was 164% and 164%, respectively.

For the three months ended December 31, 2024 and 2023, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on, 2026 Notes and 2026 Notes-2, was 6.2% and 6.4%, respectively.

As of December 31, 2024, we had the multi-currency Truist Credit Facility for up to $475 million, which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2024 and September 30, 2024, we had $464.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.8% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2024 and September 30, 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of December 31, 2024 and September 30, 2024, we had $10.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of December 31, 2024, we were in compliance with the terms of the Truist Credit Facility.

As of December 31, 2024, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semiannually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of December 31, 2024, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

On June 4, 2024, we entered into the Equity Distribution Agreements in connection with the contemplated sale of shares of our common stock, with an aggregate offering price of up to $100 million under the ATM Program. We may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with the ATM Program will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three months ended December 31, 2024 and 2023, we did not issue any shares under the ATM program.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, or by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, and 2026 Notes-2. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as a stock repurchase program.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, and their respective staffs.

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

As of December 31, 2024 and September 30, 2024, we had cash and cash equivalents of $55.9 million and $49.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the three months ended December 31, 2024, our operating activities provided cash of $18.7 million and our financing activities used cash of $12.7 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for distributions paid to stockholders.

For the three months ended December 31, 2023, our operating activities used cash of $155.1 million and our financing activities provided cash of $153.2 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily from borrowings under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of December 31, 2024 and September 30, 2024, PSLF had total assets of $1,397.0 million and $1,073.4 million, respectively and its investment portfolio consisted of debt investments in 112 and 102 portfolio companies, respectively. As of the December 31, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $16.3 million and $23.3 million, respectively, and equity interest of $10.0 million and $14.2 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of December 31, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $31.0 million and the five largest investments totaled $129.9 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2024, we and Pantheon owned 57.1% and 42.9%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstnading subordinated notes and equity interest of PSLF. As of December 31, 2024, our investment in PSLF consisted of subordinated notes of $132.2 million and equity interests of $77.4 million, respectively. As of September 30, 2024, our investment in PSLF consisted of subordinated notes of $115.9 million and equity interests of $67.4 million respectively.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee, or the Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present being entitled to cast two votes on each matter; and (iii) the presence of four members of the Member Designees’ Committee constitute a quorum, provided that the two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF, through its wholly-owned subsidiary, has entered into a $400.0 million (increased from $325.0 million in August 2024) senior secured revolving credit facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 225 basis points during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of December 31, 2024 and September 30, 2024 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of December 31, 2024 and September 30, 2024, there were $246.0 million and $246.0 million, repectively, of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of December 31, 2024, there was $328 million of external 2037 Asset-Backed Debt.

On August 28, 2024, PSLF entered into an amendment (the “Amendment”) to PSLF’s limited liability company agreement (the “LLC Agreement”). The Amendment amended the term of PSLF, which would have otherwise expired on January 31, 2025, to be indefinite, subject to the other terms of dissolution, wind down and termination in the LLC Agreement. The Amendment also modified the LLC Agreement to permit any member of PSLF (each, a “PSLF Member”) to request to redeem its interests in PSLF (in minimum tranches of 25% of the interests then-owned by such PSFL Member) at any time. Under the Amendment, if a PSLF Member makes a redemption request, PSLF will be required to use commercially reasonable efforts to redeem any such PSFL Member’s interests within 18 months and, in any event, within three years from the date of such redemption request, subject to customary limitations with respect to the liquidity of PSLF and the requirement that the Company’s proportionate share or ownership of PSLF not exceed 87.5%.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2024 (Unaudited)	September 30, 2024
Total investments	$1,275,076	$1,031,225
Weighted average cost yield on income producing investments	10.7%	11.3%
Number of portfolio companies in PSLF	112	102
Largest portfolio company investment at fair value	$31,035	$25,073
Total of five largest portfolio company investments at fair value	$129,894	$109,927

Below is a listing of PSLF’s individual investments as of December 31, 2024 ($ in thousands):

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 955.1%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	9.11%	SOFR+475	20,032	$19,807	$20,032
ACP Avenu Buyer, LLC	10/02/29	Business Services	9.84%	SOFR+525	7,647	7,512	7,437
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.09%	SOFR+550	15,312	15,040	15,465
AFC - Dell Holding Corp.	04/09/27	Distribution	10.04%	SOFR+550	16,211	16,063	16,211
Ad.net Acquisition, LLC	05/07/26	Media	10.59%	SOFR+626	4,825	4,825	4,825
Aechelon Technology	08/16/29	Aerospace and Defense	11.86%	SOFR+750	4,950	4,852	4,950
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	10.65% (PIK 8.4%)	SOFR+610	14,657	14,455	13,631
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,777	13,752	13,639
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.23%	SOFR+590	14,495	14,426	14,495
Applied Technical Services, LLC	12/29/26	Environmental Services	10.24%	SOFR+590	15,660	15,531	15,467
Archer Lewis, LLC	08/28/29	Healthcare, Education and Childcare	10.09%	SOFR+575	12,130	11,984	12,009
Argano, LLC	09/13/29	Business Services	10.15%	SOFR+575	14,963	14,821	14,813
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.83%	SOFR+525	18,945	18,683	18,661
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.08%	SOFR+575	14,663	14,456	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	10.11%	SOFR+575	6,678	6,572	6,678
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.03%	SOFR+650	8,865	8,776	8,754
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	9.73%	SOFR+525	25,441	25,103	25,005
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.39%	SOFR+600	20,776	20,709	20,672
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	9.68%	SOFR+535	6,234	5,935	5,521
C5MI Acquisition, LLC	07/31/29	Business Services	10.33%	SOFR+600	7,481	7,378	7,369
CF512, Inc.	08/20/26	Media	10.72%	SOFR+600	9,192	9,085	9,054
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	9.58%	SOFR+525	11,456	11,346	11,284
Carnegie Dartlet, LLC	02/07/30	Education	9.86%	SOFR+550	22,828	22,500	22,485
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.08%	SOFR+575	22,050	21,840	22,050
Case Works, LLC	10/01/29	Business Services	9.59%	SOFR+525	10,515	10,431	10,430
Compex Legal Services, Inc.	02/09/26	Business Services	9.95%	SOFR+545	936	936	936
Confluent Health, LLC	11/30/28	Healthcare, Education and Childcare	11.86%	SOFR+750	1,965	1,965	1,965
Connatix Buyer, Inc.	07/13/27	Media	10.39%	SOFR+561	8,693	8,677	8,693
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.22%	SOFR+586	5,314	5,276	5,274
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.77%	SOFR+535	31,035	30,897	31,035
DRI Holding Inc.	12/21/28	Media	9.71%	SOFR+535	5,815	5,428	5,640
DRS Holdings III, Inc.	11/03/25	Consumer Products	10.71%	SOFR+635	13,666	13,644	13,611
Duggal Acquisition, LLC	09/30/30	Marketing Services	9.08%	SOFR+475	5,000	4,954	4,950
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	9.79%	SOFR+500	1,584	1,478	1,584
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.29%	SOFR+550	9,743	9,743	9,037
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.08%	SOFR+575	23,346	23,039	23,171
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.01%	SOFR+650	12,218	12,029	12,218
Emergency Care Partners, LLC	10/18/27	Healthcare, Education and Childcare	10.13%	SOFR+550	6,000	5,960	5,955
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.11%	SOFR+575	7,377	7,277	7,304
Exigo Intermediate II, LLC	03/15/27	Business Services	10.92%	SOFR+635	9,626	9,538	9,626
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.57%	SOFR+450	3,483	3,413	3,500
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	11.55%	SOFR+710	4,207	4,147	4,176
GGG Midco, LLC	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.44%	SOFR+500	8,978	8,891	8,888
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	9.98%	SOFR+560	6,808	6,797	6,536
Graffiti Buyer, Inc.	08/10/27	Distribution	10.04%	SOFR+560	3,989	3,947	3,930
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,960	7,873	7,928
HV Watterson Holdings, LLC	12/17/26	Business Services	12% (PIK 4.0%)		15,299	15,191	13,998
HW Holdco, LLC	05/10/26	Media	10.43%	SOFR+590	23,355	23,229	23,355
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	9.93%	SOFR+560	6,146	6,146	6,146
Harris & Co. LLC	08/09/30	Financial Services	9.36%	SOFR+500	10,911	10,774	10,911
Hills Distribution, Inc	11/08/29	Distribution	10.40%	SOFR+600	14,256	14,073	14,113
IG Investments Holdings, LLC	09/22/28	Business Services	9.57%	SOFR+500	4,383	4,327	4,350
Imagine Acquisitionco, LLC	11/15/27	Business Services	9.59%	SOFR+510	5,495	5,431	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	9.84%	SOFR+560	13,855	13,706	13,855
Infolinks Media Buyco, LLC	11/01/26	Media	9.83%	SOFR+550	13,057	12,992	13,057
Inventus Power, Inc.	06/30/25	Consumer Products	11.97%	SOFR+761	13,068	12,982	13,068
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.48%	SOFR+615	13,701	13,552	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	10.98%	SOFR+640	4,613	4,599	4,387
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.1%)	SOFR+785	20,714	20,608	20,403
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	9.08%	SOFR+475	20,267	20,143	20,065
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	9.38%	SOFR+525	7,695	7,595	7,695
MAG DS Corp.	04/01/27	Aerospace and Defense	9.93%	SOFR+550	8,244	7,900	7,708
MDI Buyer Inc.	07/25/28	Chemicals, Plastics and Rubber	10.11%	SOFR+575	19,931	19,736	19,736
Magenta Buyer, LLC -First out	07/31/28	Software	11.60%	SOFR+701	450	450	414
Magenta Buyer, LLC -Second out	07/31/28	Software	12.60% (PIK 6.25%)	SOFR+801	577	577	340
Magenta Buyer, LLC -Third out	07/31/28	Software	11.85% (PIK 5.5%)	SOFR+726	2,134	2,134	717

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,309	$8,241	$8,317
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.98%	SOFR+590	2,915	2,880	2,843
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.58%	SOFR+625	19,750	19,611	19,750
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.83%	SOFR+525	7,940	7,836	6,939
Michael Baker International, LLC	12/18/28	Business Services	9.11%	SOFR+475	499	498	500
MOREgroup Holdings, LLC	01/16/30	Business Services	9.58%	SOFR+525	19,850	19,587	19,850
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.48%	SOFR+515	9,652	9,570	9,652
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.38%	SOFR+585	7,335	7,296	7,335
NFS - CFP Holdings, LLC	09/20/30	Business Services	9.08%	SOFR+475	12,968	12,915	12,870
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.68%	SOFR+635	20,244	19,976	20,244
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	9.58%	SOFR+550	18,127	17,886	17,991
One Stop Mailing, LLC	05/07/27	Transportation	10.72%	SOFR+636	8,358	8,250	8,358
Owl Acquisition, LLC	02/04/28	Education	9.71%	SOFR+535	3,893	3,815	3,844
PCS Midco, Inc.	03/01/30	Financial Services	10.08%	SOFR+575	5,797	5,725	5,797
PL Acquisitionco, LLC	11/09/27	Retail	11.99% (PIK 3.5%)	SOFR+725	8,309	8,226	6,066
Pacific Purchaser, LLC	10/02/28	Business Services	10.53%	SOFR+625	12,870	12,660	12,754
PAR Excellence Holdings, Inc.	09/03/30	Healthcare, Education and Childcare	9.47%	SOFR+475	10,000	9,908	9,900
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	10.43%	SOFR+610	4,736	4,697	4,736
RRA Corporate, LLC	08/15/29	Business Services	9.33%	SOFR+500	3,990	3,954	3,970
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.08%	SOFR+575	24,887	24,489	24,452
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	10.48%	SOFR+615	12,530	12,516	12,217
Rancho Health MSO, Inc.	06/30/29	Healthcare, Education and Childcare	9.82%	SOFR+525	20,516	20,450	20,362
Recteq, LLC	01/29/26	Consumer Products	11.48%	SOFR+715	9,625	9,577	9,529
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	9.58%	SOFR+525	3,921	3,914	3,921
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.05%	SOFR+575	5,462	5,386	5,381
S101 Holdings Inc.	12/29/26	Electronics	10.22%	SOFR+615	9,915	9,808	9,865
Sales Benchmark Index LLC	07/07/26	Business Services	10.53%	SOFR+620	6,676	6,637	6,676
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.48%	SOFR+615	14,663	14,484	14,076
Sigma Defense Systems, LLC	12/18/27	Telecommunications	11.23%	SOFR+690	24,510	24,277	24,388
Smartronix, LLC	11/23/28	Aerospace and Defense	10.35%	SOFR+610	25,014	24,746	25,014
Solutionreach, Inc.	07/17/25	Communications	11.74%	SOFR+715	9,239	9,223	9,239
SpendMend Holdings, LLC	03/01/28	Business Services	9.49%	SOFR+515	9,485	9,293	9,485
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/04/29	Transportation	12.91% (PIK 6.5%)	SOFR+845	1,878	1,775	1,859
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/04/29	Transportation	12.13% (PIK 6.5%)	SOFR+760	4,368	2,339	2,271
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	8.76%	SOFR+425	3,545	3,397	2,836
SV- Aero Holdings, LLC (Aeronix)	11/01/30	Aerospace and Defense	9.58%	SOFR+525	15,000	14,925	14,850
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	9.28%	SOFR+500	17,046	16,901	17,063
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	10.83%	SOFR+650	9,925	9,781	9,826
TPC US Parent, LLC	11/24/25	Food	10.49%	SOFR+565	11,363	11,312	11,363
TWS Acquisition Corporation	06/06/25	Education	10.80%	SOFR+640	2,162	2,162	2,162
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	9.57%	SOFR+510	9,654	9,455	9,670
Teneo Holdings LLC	03/13/31	Business Services	9.11%	SOFR+475	2,978	2,948	3,001
The Bluebird Group LLC	07/27/26	Business Services	10.98%	SOFR+665	17,411	17,326	17,411
The Vertex Companies, LLC	08/31/27	Business Services	9.52%	SOFR+500	14,592	14,471	14,387
Transgo, LLC	12/29/28	Auto Sector	9.78%	SOFR+575	18,428	18,231	18,428
Tyto Athene, LLC	04/03/28	Aerospace and Defense	9.49%	SOFR+490	11,393	11,313	11,234
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	9.83%	SOFR+550	10,976	10,899	10,921
US Fertility Enterprises, LLC	10/07/31	Healthcare, Education and Childcare	9.16%	SOFR+450	5,000	4,951	5,034
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.33%	SOFR+600	21,190	20,960	21,190
Zips Car Wash, LLC	02/01/25	Business Services	11.91% (PIK 11.91%)	SOFR+740	20,308	20,302	18,021
Total First Lien Secured Debt						1,279,715	1,272,501
Equity Securities - 1.9%
Dynata, LLC	—	Business Services	—	—	134,330	2,351	2,575
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers, Packaging and Glass	—	—	1,988	—	—
Total Equity Securities						2,351	2,575
Total Investments - 957.%						1,282,066	1,275,076
Cash and Cash Equivalents - 84.6%
BlackRock Federal FD Institutional 30						112,691	112,691
Total Cash and Cash Equivalents						112,691	112,691
Total Investments and Cash Equivalents - 1,041.6%						$1,394,757	$1,387,767
Liabilities in Excess of Other Assets — (941.6)%							(1,254,533)
Members' Equity—100.0%							$133,234

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
(3)
All investments in U.S. companies unless noted otherwise.

Below is a listing of PSLF’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 916.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622

Issuer Name [3]	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
One Stop Mailing, LLC	5/7/2027	Transportation	11.21%	SOFR+636	8,380	$8,256	$8,380
Owl Acquisition, LLC	2/4/2028	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC (New Issue)	5/18/2026	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/2/2028	Business Services	11.51%	SOFR+600	12,903	12,682	12,877
PCS Midco, Inc.	3/1/2030	Financial Services	10.81%	SOFR+575	5,812	5,735	5,812
PL Acquisitionco, LLC	11/9/2027	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	4/28/2028	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	1/29/2026	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	6/21/2025	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/2026	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	1/3/2025	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	7/17/2025	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	3/1/2028	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2029	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/2025	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	6/6/2025	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+510	9,661	9,462	9,537
Teneo Holdings LLC	3/13/2031	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	7/27/2026	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	8/31/2027	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/2028	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/1/2029	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	2/27/2027	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/2024	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1%
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5%						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6%
BlackRock Federal FD Institutional 30						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1)%						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)%							(955,549)
Members' Equity—100.0%							$112,271
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
(3)
All investments in U.S. companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSLF, ($ in thousands):

	December 31, 2024 (Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,282,066 and $1,036,305, respectively)	$1,275,076	$1,031,225
Cash and cash equivalents (cost—$112,691 and $36,595, respectively)	112,691	36,595
Interest receivable	4,897	5,089
Prepaid expenses and other assets	3,004	372
Receivable for investments sold	1,297	—
Due from affiliate	61	71
Total assets	1,397,026	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively)	325,842	—
2034 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,769	244,672
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,216	244,118
Notes payable to members	231,106	191,546
Credit facility payable	142,600	247,600
Payable for investments purchased	47,324	7,314
Interest payable on credit facility and asset backed debt	13,379	12,525
Distribution payable to members	8,500	8,000
Interest payable on notes to members	5,009	4,372
Accounts payable and accrued expenses	1,017	934
Due to affiliate	30	—
Total liabilities	1,263,792	961,081

Members' equity	133,234	112,271
Total liabilities and members' equity	$1,397,026	$1,073,352
(1)
As of December 31, 2024 and September 30, 2024, PSLF had zero unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended December 31,
	2024	2023
Investment income:
Interest	$32,953	$27,107
Other income	523	140
Total investment income	33,476	27,247
Expenses:
Interest expense on credit facility and asset-backed debt	15,643	12,640
Interest expense on notes to members	7,343	5,844
Administration fees	778	568
General and administrative expenses	396	197
Total expenses	24,160	19,249
Net investment income	9,316	7,998
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(2,126)	—
Net change in unrealized appreciation (depreciation) on investments	(1,918)	943
Net realized and unrealized gain (loss) on investments	(4,044)	943
Net increase (decrease) in members' equity resulting from operations	$5,272	$8,941

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

During the three months ended December 31, 2024, we declared distributions of $0.24 per share, for total distributions of $15.7 million. During the three months ended December 31, 2023, we declared distributions of $0.21 per share, for total distributions of $13.7 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2024, the effect of which was not material to the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect of which was not material to the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect was not material to the the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, our debt portfolio consisted of 92% variable-rate investments and 8% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(3,033)	$(0.05)
Up 1%	3,033	0.05
Up 2%	6,066	0.09
Up 3%	9,100	0.14
Up 4%	12,155	0.19

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed on November 26, 2024, which could materially affect our business, financial condition and/or operating results. The risks as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment Corp. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

10b5-1 Disclosure

None of the officers or directors of the Company has adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

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

3.3	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

10.1*	Notice of Commitment Increase Request, dated as of February 7, 2025, from PennantPark Investment Corporation to Truist Bank, as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 10, 2025	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 10, 2025	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)