Form 10-Q
period 2025-03-31
PENNANTPARK INVESTMENT CORP
filed 2025-05-12
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 12, 2025 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$716,505 and $916,168, respectively)	$723,808	$910,323
Non-controlled, affiliated investments (amortized cost—$58,068 and $56,734, respectively)	11,050	33,423
Controlled, affiliated investments (amortized cost—$398,359 and $343,970, respectively)	478,752	384,304
Total investments (amortized cost—$1,172,932 and $1,316,872, respectively)	1,213,610	1,328,050
Cash and cash equivalents (cost—$32,568 and $49,833, respectively)	32,587	49,861
Interest receivable	5,322	5,261
Distribution receivable	6,040	5,417
Due from affiliates	35	228
Prepaid expenses and other assets	185	269
Total assets	1,257,779	1,389,086
Liabilities
Truist Credit Facility payable, at fair value (cost—$314,456 and $461,456, respectively)	311,412	460,361
2026 Notes payable, net (par— $150,000)	149,022	148,571
2026 Notes-2 payable, net (par— $165,000)	163,506	163,080
Payable for investment purchased	124,609	100,096
Interest payable on debt	6,349	6,406
Distributions payable	5,224	5,224
Base management fee payable	4,017	4,297
Accounts payable and accrued expenses	3,108	4,053
Incentive fee payable	2,425	3,057
Due to affiliate	1	33
Total liabilities	769,673	895,178
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	743,968	743,968
Accumulated deficit	(255,927)	(250,125)
Total net assets	$488,106	$493,908
Total liabilities and net assets	$1,257,779	$1,389,086
Net asset value per share	$7.48	$7.56

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest	$14,987	$22,904	$33,753	$43,972
Payment-in-kind	1,564	187	2,985	189
Dividend income	499	623	1,006	1,315
Other income	120	778	702	2,203
From non-controlled, affiliated investments:
Payment-in-kind	—	—	—	347
From controlled, affiliated investments:
Interest	7,887	5,941	15,142	11,422
Payment-in-kind	—	857	823	1,489
Dividend income	5,579	4,689	10,430	9,378
Other income	27	—	27	—
Total investment income	30,663	35,979	64,868	70,315
Expenses:
Interest and expenses on debt	10,318	11,868	22,058	21,424
Base management fee	4,017	4,137	8,285	8,141
Incentive fee	2,425	3,018	5,180	6,339
General and administrative expenses	1,150	1,379	2,400	2,593
Administrative services expenses	450	550	950	739
Expenses before amendment costs, debt issuance costs and provision for taxes	18,360	20,952	38,873	39,236
Provision for taxes on net investment income	550	775	1,250	1,168
Credit facility amendment and debt issuance costs	324	—	324	—
Net expenses	19,234	21,727	40,447	40,404
Net investment income	11,429	14,252	24,421	29,911
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(27,714)	(1,434)	(30,274)	1,146
Non-controlled and controlled, affiliated investments	—	(29,419)	—	(30,169)
Provision for taxes on realized gain on investments	(49)	(177)	(49)	(177)
Net realized gain (loss) on investments and debt	(27,763)	(31,030)	(30,323)	(29,200)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	17,918	(1,528)	13,141	(13,798)
Non-controlled and controlled, affiliated investments	9,214	34,751	16,352	42,075
Provision for taxes on unrealized appreciation (depreciation) on investments	37	(830)	—	(680)
Debt appreciation (depreciation)	(1,379)	470	1,949	(1,570)
Net change in unrealized appreciation (depreciation) on investments and debt	25,790	32,863	31,442	26,027
Net realized and unrealized gain (loss) from investments and debt	(1,973)	1,833	1,119	(3,173)
Net increase (decrease) in net assets resulting from operations	$9,456	$16,085	$25,540	$26,738
Net increase (decrease) in net assets resulting from operations per common share	$0.14	$0.25	$0.39	$0.41
Net investment income per common share	$0.18	$0.22	$0.37	$0.46

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income	$11,429	$14,252	$24,421	$29,911
Net realized gain (loss) on investments and debt	(27,714)	(30,853)	(30,274)	(29,023)
Net change in unrealized appreciation (depreciation) on investments	27,132	33,223	29,493	28,277
Net change in provision for taxes on net realized gain (loss) on investments	(49)	(177)	(49)	(177)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	37	(830)	—	(680)
Net change in unrealized appreciation (depreciation) on debt	(1,379)	470	1,949	(1,570)
Net increase (decrease) in net assets resulting from operations	9,456	16,085	25,540	26,738
Distributions to stockholders:
Distribution of net investment income	(15,671)	(13,698)	(31,342)	(27,396)
Total distributions to stockholders	(15,671)	(13,698)	(31,342)	(27,396)
Net increase (decrease) in net assets	(6,215)	2,387	(5,802)	(658)
Net assets:
Beginning of period	494,321	499,142	493,908	502,187
End of period	$488,106	$501,529	$488,106	$501,529

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$25,540	$26,738
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(29,493)	(28,277)
Net change in unrealized appreciation (depreciation) on debt	(1,949)	1,570
Net realized (gain) loss on investments	30,274	29,023
Net accretion of discount and amortization of premium	(1,829)	(1,685)
Purchases of investments	(695,686)	(529,161)
Payment-in-kind income	(3,808)	(2,025)
Proceeds from dispositions of investments	815,019	396,809
Amortization of deferred financing costs	878	878
(Increase) decrease in:
Interest receivable	(61)	(2,438)
Distribution receivable	(623)	(233)
Due from affiliate	193	(270)
Prepaid expenses and other assets	84	636
Increase (decrease) in:
Due to affiliate	(32)	(3,800)
Payable for investments purchased	24,513	(34,813)
Interest payable on debt	(57)	185
Base management fee payable, net	(280)	222
Incentive fee payable	(632)	(292)
Accounts payable and accrued expenses	(945)	(3,935)
Net cash provided by (used in) operating activities	161,106	(150,868)
Cash flows from financing activities:
Distributions paid to stockholders	$(31,342)	$(36,525)
Borrowings under Truist Credit Facility	80,000	331,036
Repayments under Truist Credit Facility	(227,000)	(147,000)
Net cash provided by (used in) financing activities	(178,342)	147,511
Net increase (decrease) in cash equivalents	(17,236)	(3,357)
Effect of exchange rate changes on cash	(38)	—
Cash and cash equivalents, beginning of period	49,861	38,775
Cash and cash equivalents, end of period	$32,587	$35,418
Supplemental disclosure of cash flow information:
Interest paid	$21,237	$20,361
Taxes paid	$2,675	$6,326
Non-cash exchanges and conversions	$20,348	$8,024
Non-cash purchases and disposition of investments	$26,250	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 148.3% (1), (2)
First Lien Secured Debt - 78.4% of Net Assets
A1 Garage Merger Sub, LLC - Unfunded Revolver (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	$-	$-
ACP Avenu Buyer, LLC	10/02/2029	Business Services	9.56%	3M SOFR+525	28	28	27
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	04/21/2027	Business Services	—	—	1,799	—	(25)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	Business Services	9.56%	3M SOFR+525	271	271	264
ACP Avenu Buyer, LLC - Unfunded Revolver (7)	10/02/2029	Business Services	—	—	947	—	(26)
ACP Falcon Buyer, Inc. - Unfunded Revolver (7)	08/01/2029	Business Services	—	—	2,533	—	—
Ad.net Acquisition, LLC - Funded Revolver	05/06/2026	Media	10.55%	3M SOFR+626	292	292	292
Ad.net Acquisition, LLC - Unfunded Revolver (7)	05/06/2026	Media	—	—	152	—	—
Adweek Purchaser, LLC	05/30/2027	Printing and Publishing	11.30%	3M SOFR+700	2,000	1,970	2,000
Adweek Purchaser, LLC - Unfunded Term Loan (7)	11/30/2025	Printing and Publishing	—	—	400	—	6
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	11.82%	3M SOFR+750	11,880	11,765	11,880
Aechelon Technology, Inc. - Unfunded Revolver (7)	08/16/2029	Aerospace and Defense	—	—	2,724	—	—
AFC Dell Holding Corp.	04/09/2027	Distribution	9.82%	3M SOFR+550	67	67	67
AFC Dell Holding Corp. - Unfunded Term Loan (7)	04/09/2027	Distribution	—	—	4,428	—	(22)
Atlas Purchaser, Inc. - Third Out	05/06/2028	Telecommunications	11.44%	3M SOFR+711	8,840	7,635	4,729
Atlas Purchaser, Inc. - Fourth Out	05/06/2028	Telecommunications	11.44%	3M SOFR+711	4,760	742	305
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	06/30/2026	Media	10.20%	3M SOFR+590	691	691	691
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (7)	06/30/2026	Media	—	—	921	—	—
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.20%	3M SOFR+590	3	3	3
Applied Technical Services, LLC - Unfunded Term Loan (7)	07/17/2025	Environmental Services	—	—	2,637	—	26
Applied Technical Services LLC - Funded Revolver	12/29/2026	Environmental Services	13.25%	3M SOFR+475	1,802	1,802	1,802
Arcfield Acquisition Corp. - Unfunded Revolver (7)	10/28/2031	Aerospace and Defense	—	—	1,688	—	(8)
Archer Lewis, LLC - Unfunded Term Loan B (7)	08/28/2026	Healthcare, Education and Childcare	—	—	6,821	—	68
Archer Lewis, LLC - Unfunded Revolver (7)	08/28/2029	Healthcare, Education and Childcare	—	—	1,304	—	—
Argano, LLC. - Unfunded Term Loan (7)	03/13/2026	Business Services	—	—	4,981	—	(10)
Argano, LLC. - Unfunded Revolver (7)	09/13/2029	Business Services	—	—	794	—	(10)
Azureon, LLC	06/26/2029	Diversified Conglomerate Service	10.05%	3M SOFR+575	5,352	5,286	5,223
Azureon, LLC - Unfunded Term Loan (7)	06/26/2026	Diversified Conglomerate Service	—	—	4,509	—	(63)
Azureon, LLC - Funded Revolver	06/26/2029	Diversified Conglomerate Service	10.05%	3M SOFR+575	255	255	249
Azureon, LLC - Unfunded Revolver (7)	06/26/2029	Diversified Conglomerate Service	—	—	905	—	(22)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (7)	12/22/2025	Healthcare, Education and Childcare	—	—	3,838	—	—
Beacon Behavioral Support Service, LLC - Funded Revolver	06/21/2029	Healthcare, Education and Childcare	9.80%	3M SOFR+550	782	782	774
Beacon Behavioral Support Service, LLC - Unfunded Revolver (7)	06/21/2029	Healthcare, Education and Childcare	—	—	261	—	(3)
Berwick Industrial Park	05/02/2025	Buildings and Real Estate	13.00%	—	4,000	4,012	4,000
Best Practice Associates, LLC - Unfunded Revolver (7)	11/08/2029	Aerospace and Defense	—	—	1,929	—	(24)
Beta Plus Technologies, Inc.	07/02/2029	Business Services	10.05%	3M SOFR+575	4,875	4,813	4,741
Big Top Holdings, LLC - Unfunded Revolver (7)	02/28/2030	Manufacturing/Basic Industry	—	—	1,155	—	—
BioDerm, Inc. - Funded Revolver	01/31/2028	Healthcare, Education and Childcare	10.81%	3M SOFR+650	1,071	1,071	1,061
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	9.72%	3M SOFR+540	1,274	1,267	1,251
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (7)	09/17/2026	Distribution	—	—	2,368	—	(18)
Blackhawk Industrial Distribution, Inc. - Funded Revolver	09/17/2026	Distribution	9.70%	3M SOFR+540	2,064	2,064	2,028
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	09/17/2026	Distribution	—	—	2,793	—	(49)
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2026	Business Services	—	—	9,768	—	24
BLC Holding Company, Inc. - Unfunded Revolver (7)	11/20/2030	Business Services	—	—	3,005	—	(15)
Boss Industries, LLC	12/27/2030	Conglomerate Manufacturing	9.30%	3M SOFR+500	5,985	5,944	5,895
Boss Industries, LLC - Funded Revolver	12/27/2030	Conglomerate Manufacturing	9.30%	3M SOFR+500	261	261	257
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2030	Conglomerate Manufacturing	—	—	1,045	—	(16)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.30%	3M SOFR+600	14	14	14

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Carisk Buyer, Inc. - Unfunded Term Loan (7)	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	—	—
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	—	(4)
Carisk Buyer, Inc. - Unfunded Revolver (7)	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	—	(18)
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/09/2026	Education	—	—	10,017	—	—
Carnegie Dartlet, LLC - Funded Revolver	02/07/2030	Education	9.82%	3M SOFR+550	2,621	2,621	2,595
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2030	Education	—	—	718	—	(7)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	10.05%	3M SOFR+575	23,616	23,323	23,616
Cartessa Aesthetics, LLC - Funded Revolver	06/14/2028	Distribution	10.05%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/14/2028	Distribution	—	—	2,297	—	—
Case Works, LLC - Unfunded Term Loan (7)	10/01/2025	Business Services	—	—	852	—	2
Case Works, LLC - Funded Revolver	10/01/2029	Business Services	9.55%	3M SOFR+525	755	755	750
Case Works, LLC - Unfunded Revolver (7)	10/01/2029	Business Services	—	—	1,132	—	(7)
CF512, Inc. - Funded Revolver	08/20/2026	Media	10.34%	3M SOFR+602	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/20/2026	Media	—	—	827	—	(12)
CJX Borrower, LLC	07/13/2027	Media	10.05%	3M SOFR+576	286	278	286
CJX Borrower, LLC - Unfunded Term Loan (7)	07/13/2027	Media	—	—	185	—	34
CJX Borrower, LLC - Funded Revolver	07/13/2027	Media	10.07%	3M SOFR+576	372	372	372
CJX Borrower, LLC - Unfunded Revolver (7)	07/13/2027	Media	—	—	1,503	—	—
Compex Legal Services, Inc. - Funded Revolver	02/07/2026	Business Services	9.81%	3M SOFR+555	328	328	328
Compex Legal Services, Inc. - Unfunded Revolver (7)	02/07/2026	Business Services	—	—	328	—	—
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2026	Business Services	—	—	6,630	—	—
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2030	Business Services	—	—	2,486	—	(19)
Crane 1 Services, Inc. - Unfunded Revolver (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	—	(3)
C5MI Acquisition, LLC	07/31/2029	Business Services	10.30%	3M SOFR+600	2,475	2,442	2,475
C5MI Acquisition, LLC - Funded Revolver	07/31/2029	Business Services	10.33%	3M SOFR+600	1,515	1,515	1,515
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2029	Business Services	—	—	2,618	—	—
Dr. Squatch, LLC - Unfunded Revolver (7)	08/31/2027	Media	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	10.67%	3M SOFR+635	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/03/2025	Consumer Products	—	—	1,783	—	(4)
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2026	Marketing Services	—	—	2,042	—	10
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2030	Marketing Services	—	—	2,561	—	(13)
Dynata, LLC - Last-Out Term Loan	10/16/2028	Business Services	10.08%	3M SOFR+576	84	84	77
EDS Buyer, LLC - Unfunded Revolver (7)	12/22/2028	Aerospace and Defense	—	—	1,915	—	—
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/19/2026	Healthcare, Education and Childcare	—	—	2,185	—	—
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2027	Healthcare, Education and Childcare	—	—	641	—	—
ENC Parent Corporation	08/20/2029	Business Services	8.84%	3M SOFR+451	3,391	3,026	2,848
ETE Intermediate II, LLC	05/29/2029	Personal, Food and Miscellaneous Services	10.81%	3M SOFR+650	555	551	555
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Personal, Food and Miscellaneous Services	10.82%	3M SOFR+650	386	386	386
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	2,043	—	—
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2030	Healthcare, Education and Childcare	—	—	822	—	—
Exigo Intermediate II, LLC	03/15/2027	Business Services	10.67%	3M SOFR+635	24,003	23,828	24,003
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/15/2027	Business Services	—	—	1,856	—	—
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.67%	3M SOFR+710	196	196	195
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	—	(3)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Gauge ETE Blocker, LLC - Promissory Note	05/21/2029	Personal, Food and Miscellaneous Services	12.56%	—	268	$268	$268
GGG MIDCO, LLC	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.32%	3M SOFR+500	5,630	5,574	5,573
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	4,672	—	—
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	—	(6)
Graffiti Buyer, Inc.	08/10/2027	Distribution	9.90%	3M SOFR+560	246	245	242
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	08/10/2027	Distribution	—	—	831	—	(8)
Graffiti Buyer, Inc. - Funded Revolver	08/10/2027	Distribution	9.92%	3M SOFR+560	256	256	252
Graffiti Buyer, Inc. - Unfunded Revolver (7)	08/10/2027	Distribution	—	—	512	—	(9)
Halo Buyer, Inc.	08/07/2029	Consumer Products	10.32%	3M SOFR+600	17,000	16,837	16,554
Halo Buyer, Inc. - Funded Revolver	08/07/2029	Consumer Products	10.32%	3M SOFR+600	135	135	127
Halo Buyer, Inc. - Unfunded Revolver (7)	08/07/2029	Consumer Products	—	—	2,563	—	(147)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.92%	3M SOFR+560	750	750	746
Harris & Co. LLC	08/09/2030	Financial Services	9.32%	3M SOFR+500	1,595	1,581	1,595
Harris & Co. LLC - Unfunded Term Loan B (7)	02/09/2026	Financial Services	—	—	14,345	—	126
Harris & Co. LLC - Funded Revolver	08/09/2030	Financial Services	9.32%	3M SOFR+500	1,225	1,225	1,225
Harris & Co. LLC - Unfunded Revolver (7)	08/09/2030	Financial Services	—	—	1,225	—	—
Hills Distribution, Inc.	11/08/2029	Distribution	10.32%	3M SOFR+600	7,845	7,774	7,766
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/07/2025	Distribution	—	—	1,280	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	12.00%	—	285	284	238
			(PIK 4.00%)
HV Watterson Holdings, LLC - Funded Revolver	12/17/2026	Business Services	12.00%	—	1,237	1,237	1,032
			(PIK 4.00%)
HV Watterson Holdings, LLC - Unfunded Revolver (7)	12/17/2026	Business Services	—	—	13	—	(2)
HW Holdco, LLC - Unfunded Revolver (7)	05/11/2026	Media	—	—	3,387	—	—
IG Investment Holdings LLC	09/22/2028	Business Services	9.29%	3M SOFR+500	104	104	103
IG Investments Holdings, LLC - Unfunded Revolver (7)	09/22/2028	Business Services	—	—	722	—	(7)
Imagine Acquisitionco, LLC - Funded Revolver	11/16/2027	Business Services	9.40%	3M SOFR+510	29	29	29
Imagine Acquisitionco, LLC - Unfunded Revolver (7)	11/16/2027	Business Services	—	—	1,656	—	(4)
Impact Advisors, LLC	03/19/2032	Business Services	9.06%	3M SOFR+475	8,000	7,960	7,960
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2027	Business Services	—	—	4,686	—	—
Impact Advisors, LLC - Unfunded Revolver (7)	03/19/2032	Business Services	—	—	937	—	—
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	9.80%	3M SOFR+550	9,020	8,920	9,020
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Personal, Food and Miscellaneous Services	9.80%	3M SOFR+550	CAD 2,625	1,895	1,824
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	—	(45)
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	12.00%	3M SOFR+450	484	484	484
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	807	—	—
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2026	Business Services	—	—	1,900	—	(14)
Inovex Information Systems Incorporated - Funded Revolver	12/17/2030	Business Services	9.57%	3M SOFR+525	998	998	990
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2030	Business Services	—	—	1,378	—	(10)
Inventus Power, Inc. - Unfunded Revolver (7)	06/30/2025	Electronics	—	—	1,729	—	—
ITI Holdings, Inc.	03/03/2028	Business Services	9.94%	3M SOFR+565	8,703	8,615	8,703
ITI Holdings, Inc. - Funded Revolver	03/03/2028	Business Services	12.00%	3M SOFR+450	1,002	1,002	1,002
ITI Holdings, Inc. - Unfunded Revolver (7)	03/03/2028	Business Services	—	—	489	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.45%	3M SOFR+615	3,099	3,034	2,952
Kinetic Purchaser, LLC - Funded Revolver	11/10/2026	Consumer Products	10.45%	3M SOFR+615	2,427	2,427	2,312
Kinetic Purchaser, LLC - Unfunded Revolver (7)	11/10/2026	Consumer Products	—	—	2,427	—	(115)
Lash OpCo, LLC	02/18/2027	Consumer Products	12.14%	1M SOFR+785	2,978	2,955	2,919
			(PIK 5.10%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Lash OpCo, LLC - Funded Revolver	08/16/2026	Consumer Products	12.14%	1M SOFR+785	2,755	$2,755	$2,700
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2026	Consumer Products	—	—	317	—	(6)
LAV Gear Holdings, Inc. (10)	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	—	—	2,130	2,093	1,582
LAV Gear Holdings, Inc. - Incremental Term Loan	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.00%	—	57	53	72
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.95%	3M SOFR+765	8,998	8,933	8,481
			(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/09/2026	Consumer Products	11.95%	3M SOFR+765	1,617	1,617	1,524
			(PIK 1.00%)
Lightspeed Buyer, Inc.	02/03/2027	Healthcare, Education and Childcare	9.58%	3M SOFR+525	2,021	2,021	2,021
Lightspeed Buyer, Inc. - Unfunded Term Loan (7)	06/02/2025	Healthcare, Education and Childcare	—	—	1,194	—	—
Lightspeed Buyer Inc. - Unfunded Revolver (7)	02/03/2027	Healthcare, Education and Childcare	—	—	1,166	—	—
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	10/01/2025	Environmental Services	—	—	2,419	—	12
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/31/2030	Environmental Services	—	—	587	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	10.33%	3M SOFR+600	4,749	4,689	4,749
Loving Tan Intermediate II, Inc. - Funded Revolver	05/31/2028	Consumer Products	10.30%	3M SOFR+600	465	465	465
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/31/2028	Consumer Products	—	—	531	—	—
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	07/14/2025	Consumer Products	—	—	4,376	—	44
Marketplace Events Acquisition, LLC	12/19/2030	Media	9.55%	3M SOFR+525	871	862	862
Marketplace Events Acquisition, LLC - Unfunded Term Loan (7)	06/19/2026	Media	—	—	3,483	—	—
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2030	Media	—	—	2,177	—	(22)
MBS Holdings, Inc. - Unfunded Revolver (7)	04/16/2027	Telecommunications	—	—	694	—	—
MDI Buyer, Inc. - Funded Revolver	07/25/2028	Chemicals, Plastics and Rubber	11.50%	3M SOFR+400	1,407	1,407	1,386
MDI Buyer, Inc. - Unfunded Revolver (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	819	—	(12)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	9.98%	3M SOFR+565	1,913	1,900	1,884
Meadowlark Acquirer, LLC - Funded Revolver	12/10/2027	Business Services	9.95%	3M SOFR+565	449	449	443
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/10/2027	Business Services	—	—	1,236	—	(19)
Medina Health, LLC - Unfunded Revolver (7)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	—	14
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronics	9.82%	3M SOFR+550	529	529	472
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2030	Electronics	—	—	1,328	—	(144)
Mineola 212, LLC	06/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,496	3,497
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/16/2026	Business Services	—	—	6,124	—	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/16/2030	Business Services	—	—	3,675	—	—
Municipal Emergency Services, Inc.	10/01/2027	Distribution	9.45%	3M SOFR+515	172	171	172
Municipal Emergency Services, Inc. - Unfunded Term Loan 3rd Amendment (7)	09/28/2027	Distribution	—	—	328	—	3
Municipal Emergency Services, Inc. - Funded Revolver	10/01/2027	Distribution	11.50%	3M SOFR+400	94	94	94
Municipal Emergency Services, Inc. - Unfunded Revolver (7)	10/01/2027	Distribution	—	—	1,786	—	—
NBH Group LLC - Unfunded Revolver (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	—
NORA Acquisition, LLC - Funded Revolver	08/31/2029	Healthcare, Education and Childcare	10.65%	3M SOFR+635	406	406	406
NORA Acquisition, LLC - Unfunded Revolver (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,301	—	—
NP Riverhead Industrial, LLC	05/24/2025	Buildings and Real Estate	14.50%	—	5,000	4,999	5,000
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (7)	09/30/2026	Diversified Conglomerate Service	—	—	5,598	—	7
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/31/2029	Diversified Conglomerate Service	—	—	2,100	—	(16)
ORL Acquisition, Inc.	09/03/2027	Business Services	13.73%	3M SOFR+940	4,364	4,324	3,862
			(PIK 7.50%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
ORL Acquisition, Inc. - Unfunded Revolver (7)	09/03/2027	Business Services	—	—	149	—	$(17)
OSP Embedded Purchaser, LLC	12/17/2029	Aerospace and Defense	10.05%	3M SOFR+575	6,419	6,322	6,322
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/17/2029	Aerospace and Defense	—	—	1,477	—	(22)
Pacific Purchaser, LLC	10/02/2028	Business Services	10.56%	3M SOFR+625	822	810	825
Pacific Purchaser, LLC - Unfunded Term Loan (7)	10/02/2028	Business Services	—	—	1,923	—	37
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2028	Business Services	—	—	1,373	—	5
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare, Education and Childcare	9.32%	3M SOFR+500	12,000	11,881	11,880
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	—	(27)
PCS MIDCO INC	03/01/2030	Financial Services	10.05%	1M SOFR+575	2,172	2,153	2,183
PCS MIDCO INC - Unfunded Term Loan (7)	03/02/2026	Financial Services	—	—	2,239	—	34
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	10.05%	1M SOFR+575	308	308	310
PCS MIDCO INC - Unfunded Revolver (7)	03/01/2030	Financial Services	—	—	1,454	—	7
PlayPower, Inc.	08/28/2030	Manufacturing/Basic Industry	9.30%	3M SOFR+500	11,940	11,861	11,821
PlayPower, Inc. - Unfunded Revolver (7)	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	—	(26)
PL Acquisitionco, LLC - Unfunded Revolver (7)	11/09/2027	Retail	—	—	1,618	—	(485)
Project Granite Buyer, Inc.	12/31/2030	Business Services	10.08%	3M SOFR+575	5,985	5,929	5,895
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2026	Business Services	—	—	554	—	(3)
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2030	Business Services	—	—	923	—	(14)
Radius Aerospace, Inc. - Funded Revolver	03/29/2027	Aerospace and Defense	10.46%	3M SOFR+615	891	891	869
Radius Aerospace, Inc. - Unfunded Revolver (7)	03/29/2027	Aerospace and Defense	—	—	1,336	—	(33)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	—	16
Rancho Health MSO, Inc. - Funded Revolver	06/20/2029	Healthcare, Education and Childcare	9.60%	3M SOFR+525	1,248	1,248	1,248
Rancho Health MSO, Inc. - Unfunded Revolver (7)	06/20/2029	Healthcare, Education and Childcare	—	—	1,427	—	—
Recteq, LLC - Funded Revolver	01/29/2026	Consumer Products	11.24%	3M SOFR+700	563	563	561
Recteq, LLC - Unfunded Revolver (7)	01/29/2026	Consumer Products	—	—	563	—	(3)
Riverpoint Medical, LLC - Funded Revolver	06/21/2027	Healthcare, Education and Childcare	9.32%	3M SOFR+500	42	42	42
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/21/2027	Healthcare, Education and Childcare	—	—	322	—	—
Ro Health, LLC	01/17/2031	Healthcare Providers & Services	9.30%	3M SOFR+500	10,000	9,929	9,900
Ro Health, LLC - Funded Revolver	01/17/2031	Healthcare Providers & Services	9.30%	3M SOFR+500	1,048	1,048	1,038
Ro Health, LLC - Unfunded Revolver (7)	01/17/2031	Healthcare Providers & Services	—	—	3,145	—	(31)
Route 66 Development	01/24/2031	Gaming	13.32%	3M SOFR+900	18,000	17,647	17,640
RRA Corporate, LLC - Unfunded Term Loan 2 (7)	08/17/2026	Business Services	—	—	10,181	—	(153)
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.55%	3M SOFR+525	913	913	890
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2029	Business Services	—	—	2,235	—	(56)
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2029	Consumer Products	10.05%	3M SOFR+575	2,711	2,711	2,650
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2029	Consumer Products	—	—	2,711	—	(61)
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (7)	06/26/2026	Business Services	—	—	1,146	—	(17)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/15/2029	Business Services	10.08%	3M SOFR+575	201	201	197
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/15/2029	Business Services	—	—	659	—	(13)
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2030	Government Services	—	—	1,328	—	—
Safe Haven Defense US LLC	05/23/2029	Building Materials	9.30%	3M SOFR+500	3,940	3,888	3,940
Safe Haven Defense US LLC - Unfunded Revolver (7)	05/23/2029	Building Materials	—	—	1,114	—	—
Sales Benchmark Index LLC - Funded Revolver	07/07/2026	Business Services	9.50%	3M SOFR+520	244	244	244
Sales Benchmark Index LLC - Unfunded Revolver (7)	07/07/2026	Business Services	—	—	366	—	—
Sath Industries, LLC	12/17/2029	Event Services	10.06%	3M SOFR+575	11,446	11,338	11,332
Sath Industries, LLC - Unfunded Term Loan B (7)	12/17/2026	Event Services	—	—	5,201	—	—
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2029	Event Services	—	—	1,300	—	(13)
Schlesinger Global, Inc.	07/14/2025	Business Services	12.92%	3M SOFR+860	5,016	5,009	4,765
			(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/14/2025	Business Services	12.92%	3M SOFR+860	33	33	31
			(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/14/2025	Business Services	—	—	8	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Seacoast Service Partners, LLC	12/20/2029	Diversified Conglomerate Service	9.30%	3M SOFR+500	852	$844	$834
Seacoast Service Partners, LLC - Unfunded Term Loan (7)	12/21/2026	Diversified Conglomerate Service	—	—	4,567	—	(56)
Seacoast Service Partners, LLC - Funded Revolver	12/20/2029	Diversified Conglomerate Service	9.30%	3M SOFR+500	230	230	226
Seacoast Service Partners, LLC - Unfunded Revolver (7)	12/20/2029	Diversified Conglomerate Service	—	—	1,125	—	(24)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.45%	3M SOFR+615	4,680	4,631	4,411
Seaway Buyer, LLC - Funded Revolver	06/13/2028	Chemicals, Plastics and Rubber	10.44%	3M SOFR+615	1,980	1,980	1,866
Seaway Buyer, LLC - Unfunded Revolver (7)	06/13/2028	Chemicals, Plastics and Rubber	—	—	1,146	—	(66)
Shiftkey, LLC	06/21/2027	Business Services	10.34%	3M SOFR+601	17,505	17,409	16,560
Sigma Defense Systems, LLC	12/20/2027	Telecommunications	11.20%	3M SOFR+690	10,666	10,475	10,666
Sigma Defense Systems, LLC - Funded Revolver	12/20/2027	Telecommunications	11.20%	3M SOFR+690	2,835	2,835	2,835
Sigma Defense Systems, LLC - Unfunded Revolver (7)	12/20/2027	Telecommunications	—	—	3,347	—	—
Solutionreach, Inc. - Funded Revolver	07/17/2025	Communications	11.45%	3M SOFR+715	833	833	830
Spendmend Holdings LLC	03/01/2028	Business Services	9.45%	3M SOFR+515	1,032	1,026	1,032
Spendmend Holdings LLC - Unfunded Term Loan 2 (7)	11/25/2026	Business Services	—	—	1,600	—	8
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,401	—	—
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/03/2029	Transportation	12.66%	3M SOFR+835	4,169	3,953	4,127
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/03/2029	Transportation	11.92%	3M SOFR+760	9,677	5,365	4,839
			(PIK 6.50%)
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	11/02/2026	Aerospace and Defense	—	—	3,562	—	18
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	9.28%	3M SOFR+500	6,397	6,351	6,423
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	08/16/2027	Aerospace and Defense	—	—	669	—	8
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.26%	3M SOFR+500	437	437	437
System Planning and Analysis, Inc. - Unfunded Revolver (7)	08/16/2027	Aerospace and Defense	—	—	4,279	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2029	Media	10.80%	3M SOFR+650	8,910	8,784	8,910
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2029	Media	13.00%	3M SOFR+550	172	172	172
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2029	Media	—	—	1,552	—	—
The Bluebird Group LLC - Unfunded Revolver (7)	07/28/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/31/2028	Business Services	9.42%	3M SOFR+510	183	180	181
The Vertex Companies, LLC - Unfunded Term Loan (7)	11/04/2026	Business Services	—	—	6,457	—	3
The Vertex Companies, LLC - Unfunded Revolver (7)	08/31/2028	Business Services	—	—	3,969	—	(28)
TransGo, LLC - Unfunded Revolver (7)	12/29/2028	Machinery	—	—	2,775	—	14
Urology Management Holdings, Inc. - Unfunded Term Loan A (7)	09/03/2026	Healthcare, Education and Childcare	—	—	1,000	—	3
US Fertility Enterprises, LLC - Unfunded Term Loan (7)	10/07/2026	Healthcare, Education and Childcare	—	—	264	—	—
VRS Buyer, Inc. - Unfunded Term Loan (7)	11/23/2026	Business Services	—	—	4,759	—	—
VRS Buyer, Inc. - Unfunded Revolver (7)	11/22/2030	Business Services	—	—	2,380	—	(18)
Watchtower Intermediate, LLC. - Unfunded Revolver (7)	12/03/2029	Electronics	—	—	6,300	—	(25)
Zips Car Wash, LLC (10)	03/31/2028	Auto Sector	—	—	2,522	2,453	1,961
Zips Car Wash, LLC - DIP	08/10/2025	Auto Sector	11.70%	3M SOFR+740	995	1,001	993
Total First Lien Secured Debt						391,869	382,788
Second Lien Secured Debt - 3.7% of Net Assets
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	13.39%	3M SOFR+910	8,000	7,720	8,000
ENC Parent Corporation - Second Lien	08/19/2029	Business Services	12.09%	3M SOFR+776	7,500	7,451	6,488
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	13.55%	3M SOFR+926	3,429	3,424	3,376
Total Second Lien Secured Debt						18,595	17,864
Subordinate Debt/Corporate Notes - 11.0% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	3,485	3,442	3,450
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.09%	3M SOFR+1176	24,284	23,767	24,672
Northwinds Topco, Inc.	10/30/2029	Consumer Services	PIK 15.00%	—	7,673	7,579	7,596

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Northwinds Topco, Inc. - Unfunded Term Loan (7)	10/30/2029	Consumer Services	—	—	7,000	—	$(70)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Business Services	18.00%	—	6	6	5
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	03/08/2028	Business Services	—	—	6	—	(1)
OSP Embedded Aggregator, LP - Convertible Note	05/08/2030	Aerospace and Defense	12.00%	—	24	237	254
Schlesinger Global, LLC - Promissory Note	01/08/2026	Business Services	12.33%	3M SOFR+700	1	1	3
StoicLane, Inc. - Convertible Notes	08/16/2027	Healthcare, Education and Childcare	12.00%	—	917	917	1,018
StoicLane, Inc. - Unfunded Convertible Notes (7)	08/16/2027	Healthcare, Education and Childcare	—	—	306	—	34
United Land Services Intermediate Parent Holdings, LLC	12/23/2026	Environmental Services	PIK 14.75%	—	16,818	16,561	16,524
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (7)	07/12/2025	Environmental Services	—	—	2,306	—	(6)
Total Subordinate Debt						52,510	53,479
Preferred Equity/Partnership Interests - 3.5% of Net Assets (6)
Accounting Platform Blocker, Inc.		Financial Services	—	—	356,200	356	356
Ad.net Holdings, Inc.		Media	—	—	2,400	240	300
AFC Acquisitions, Inc. (9)		Distribution	—	—	507	780	765
AH Newco Equityholdings, LLC		Healthcare, Education and Childcare	6.00%	—	211	500	795
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)		Media	—	—	1,135	1,135	1,056
BioDerm Holdings, LP		Healthcare, Education and Childcare	—	—	1,312	1,312	1,425
Cartessa Aesthetics, LLC (9)		Distribution	—	—	3,562,500	3,563	7,162
Connatix Parent, LLC		Media	—	—	7,967	8	8
C5MI Holdco, LLC (9)		Business Services	—	—	104,000	104	113
Gauge Schlesinger Coinvest, LLC - Class A-2		Business Services	—	—	1	1	—
EvAL Home Health Solutions, LLC (9)		Healthcare, Education and Childcare	—	—	272,771	453	433
Hancock Claims Consultants Investors, LLC - Class A (9)		Insurance	—	—	116,588	76	167
Imagine Topco, LP Preferred		Business Services	8.00%	—	743,826	744	941
Magnolia Topco LP - Class A (9)		Auto Sector	—	—	1,545	1,545	1,110
Magnolia Topco LP - Class B (9)		Auto Sector	—	—	1,018	643	—
Megawatt Acquisition Partners, LLC - Class A		Electronics	—	—	5,349	535	275
NXOF Holdings, Inc. (Tyto Athene, LLC)		Aerospace and Defense	—	—	422	422	587
ORL Holdco, Inc.		Business Services	—	—	575	57	9
PL Acquisitionco, LLC - (9)		Retail	—	—	73	73	—
RTIC Parent Holdings, LLC - Class A (9)		Consumer Products	—	—	5	5	—
RTIC Parent Holdings, LLC - Class C (9)		Consumer Products	—	—	10,624	699	913
RTIC Parent Holdings, LLC - Class D (9)		Consumer Products	—	—	11,276	113	138
SP L2 Holdings LLC		Consumer Products	—	—	331,229	81	7
SP L2 Holdings LLC - Unfunded (7)		Consumer Products	—	—	189,274	—	(42)
TPC Holding Company, LP		Food	—	—	219	219	311
TWD Parent Holdings, LLC		Business Services	—	—	30	29	42
Total Preferred Equity/Partnership Interests						13,693	16,871
Common Equity/Partnership Interests/Warrants - 26.3% of Net Assets (6)
A1 Garage Equity, LLC (9)		Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	3,438
ACP Big Top Holdings, L.P.		Manufacturing/Basic Industry	—	—	773,800	744	868
Ad.net Holdings, Inc.		Media	—	—	2,667	27	—
Aechelon InvestCo, LP		Aerospace and Defense	—	—	10,684	1,068	3,576
Aechelon InvestCo, LP - Unfunded (7)		Aerospace and Defense	—	—	11,940	—	—
Aftermarket Drivetrain Products Holdings, LLC		Machinery	—	—	1,645	1,645	2,316
AG Investco LP (9)		Business Services	—	—	805,164	805	189
AG Investco LP - Unfunded (7), (9)		Business Services	—	—	194,836	—	(149)
Altamira Intermediate Company II, Inc.		Aerospace and Defense	—	—	125,000	125	143
AMCSI Crash Co-Invest, LP		Auto Sector	—	—	24,898	2,490	3,748
AMCSI Crash Co-Invest, LP - Unfunded (7)		Auto Sector	—	—	5,102	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)		Media	—	—	1,135	—	—
Athletico Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	9,357	10,000	6,194
Atlas Investment Aggregator, LLC		Telecommunications	—	—	1,700,000	1,613	—
Azureon, LLC (9)		Diversified Conglomerate Service	—	—	508,238	508	351
BioDerm, Inc.		Healthcare, Education and Childcare	—	—	1,312	—	—
Burgess Point Holdings, LP		Auto Sector	—	—	764	777	799
Carnegie Holdco, LLC (9)		Education	—	—	1,680,300	1,633	1,361
Carisk Parent, L.P.		Healthcare, Education and Childcare	—	—	204,455	204	198
Connatix Parent, LLC		Media	—	—	57,416	632	70
Consello Pacific Aggregator, LLC (9)		Business Services	—	—	782,891	743	615
Cowboy Parent LLC		Distribution	—	—	27,778	3,015	3,627
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	113	104	211
C5MI Holdco, LLC (9)		Business Services	—	—	754,200	754	646
Delta InvestCo LP (9)		Telecommunications	—	—	913,649	866	1,517
Delta InvestCo LP - Unfunded (7), (9)		Telecommunications	—	—	227,395	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Duggal Acquisition, LLC		Marketing Services	—	—	314	$314	$300
eCommission Holding Corporation (11)		Financial Services	—	—	80	905	2,360
EDS Topco, LP		Aerospace and Defense	—	—	937,500	938	1,354
Events Buyer, LLC		Event Services	—	—	536,267	536	536
Exigo, LLC		Business Services	—	—	1,458,333	1,458	1,715
FedHC InvestCo LP (9)		Aerospace and Defense	—	—	15,255	545	2,025
FedHC InvestCo LP - Unfunded (7), (9)		Aerospace and Defense	—	—	2,563	—	—
FedHC InvestCo II LP (9)		Aerospace and Defense	—	—	21,817	2,303	3,005
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	392
Gauge ETE Blocker, LLC		Personal, Food and Miscellaneous Services	—	—	374,444	374	332
Gauge Lash Coinvest LLC		Consumer Products	—	—	1,101,293	834	2,634
Gauge Loving Tan, LP		Consumer Products	—	—	543,562	544	651
Gauge Schlesinger Coinvest, LLC		Business Services	—	—	9	10	3
GCOM InvestCo LP		Business Services	—	—	2,434	1,003	593
GCP Boss Holdco, LLC		Conglomerate Manufacturing	—	—	1,045,100	1,045	1,097
GGG MIDCO, LLC (9)		Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	1,222,700	1,223	1,219
GMP Hills, LP		Distribution	—	—	3,747,470	3,747	3,710
Hancock Claims Consultants Investors, LLC (9)		Insurance	—	—	450,000	450	333
HPA SPQ Aggregator LP		Business Services	—	—	750,399	750	548
HV Watterson Holdings, LLC		Business Services	—	—	1,600,000	1,600	—
Icon Partners V C, L.P.		Business Services	—	—	1,131,398	1,131	1,107
Icon Partners V C, L.P. - Unfunded (7)		Business Services	—	—	368,602	—	(8)
IHS Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,851
Imagine Topco, LP		Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.		Other Media	—	—	181,495	2,040	2,809
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services	—	—	4,993	525	776
ITC Infusion Co-invest, LP (9)		Healthcare, Education and Childcare	—	—	162,445	1,673	3,296
Kinetic Purchaser, LLC		Consumer Products	—	—	1,308,814	1,309	310
KL Stockton Co-Invest LP (Any Hour Services) (9)		Personal, Food and Miscellaneous Services	—	—	382,353	385	650
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare	—	—	273,143	273	1,028
LJ Avalon, LP		Environmental Services	—	—	851,087	851	1,260
Lorient Peregrine Investments, LP		Business Services	—	—	335,590	4,530	4,356
Magnolia Topco LP - Class A (9)		Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (9)		Auto Sector	—	—	1,017,840	—	—
Marketplace Events Acquisition, LLC		Media	—	—	14,640	1,464	1,471
MDI Aggregator, LP		Chemicals, Plastics and Rubber	—	—	31,904	3,223	3,282
Meadowlark Title, LLC (9)		Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC - Class A		Electronics	—	—	594	59	—
Municipal Emergency Services, Inc.		Distribution	—	—	3,920,145	3,984	7,135
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)		Consumer Products	—	—	1,299	1,250	113
New Insight Holdings, Inc.		Business Services	—	—	1,157	20	26
New Medina Health, LLC (9)		Healthcare, Education and Childcare	—	—	1,429,480	1,429	1,674
NFS - CFP Holdings LLC		Business Services	—	—	662,983	663	678
NORA Parent Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	1,257	1,248	738
North Haven Saints Equity Holdings, LP (9)		Business Services	—	—	351,553	352	369
Northwinds Services Group, LLC		Consumer Services	—	—	840,000	1,680	1,933
NXOF Holdings, Inc.		Aerospace and Defense	—	—	8,188	108	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (9)		Aerospace and Defense	—	—	119,966	1,200	1,376
OES Co-Invest, LP - Class A		Diversified Conglomerate Service	—	—	840	847	1,193
OHCP V BC COI, L.P.		Distribution	—	—	699,844	700	455
OHCP V BC COI, L.P. - Unfunded (7)		Distribution	—	—	50,156	—	(18)
ORL Holdco, Inc.		Business Services	—	—	638	6	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	871	871	932
PAR Excellence Holdings, Inc.		Healthcare, Education and Childcare	—	—	1,087	1,087	1,281
PCS Parent, LP		Financial Services	—	—	421,304	421	442
PennantPark-TSO Senior Loan Fund II, LP (11)		Financial Services	—	—	8,115,794	8,116	7,256
Pink Lily Holdco, LLC (9)		Retail	—	—	1,044	1,044	—
Project Granite Holdings, LLC		Business Services	—	—	369	369	370
Quad (U.S.) Co-Invest, L.P.		Business Services	—	—	2,958,706	2,959	3,876
QuantiTech InvestCo LP (9)		Aerospace and Defense	—	—	700	—	172
QuantiTech InvestCo LP - Unfunded (7), (9)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP		Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,318
Ro Health Holdings, Inc.		Healthcare Providers & Services	—	—	289,700	290	290
Sabel InvestCo, LP (9)		Government Services	—	—	31,972	830	1,047

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Sabel InvestCo, LP - Unfunded (7), (9)		Government Services	—	—	47,957	—	—
Safe Haven Defense MidCo, LLC (9)		Building Materials	—	—	227	227	267
SBI Holdings Investments LLC		Business Services	—	—	36,585	366	444
Seacoast Service Partners, LLC		Diversified Conglomerate Service	—	—	238	280	273
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	2,981	2,981	623
SP L2 Holdings, LLC		Consumer Products	—	—	881,966	882	—
SSC Dominion Holdings, LLC		Electronics	—	—	36	36	4,340
StellPen Holdings, LLC		Media	—	—	153,846	154	112
SV Aero Holdings, LLC (9)		Aerospace and Defense	—	—	25	216	572
TAC LifePort Holdings, LLC (9)		Aerospace and Defense	—	—	254,206	239	430
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	6,475	1,252	840
Tinicum Space Coast Co-Invest, LLC (9)		Aerospace and Defense	—	—	216	2,177	2,297
Tower Arch Infolinks Media, LP (9)		Media	—	—	546,509	252	974
Tower Arch Infolinks Media, LP - Unfunded (7), (9)		Media	—	—	348,936	—	—
TPC Holding Company, LP		Food	—	—	11,527	12	—
TWD Parent Holdings, LLC		Business Services	—	—	608	1	3
United Land Services Holdings LLC		Environmental Services	—	—	184,049	600	471
UniVista Insurance (9)		Business Services	—	—	400	—	113
Urology Partners Co., L.P.		Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,867
Watchtower Holdings, LLC (9)		Electronics	—	—	12,419	1,242	1,227
WCP Ivyrehab Coinvestment, LP (9)		Healthcare, Education and Childcare	—	—	208	208	222
WCP Ivyrehab QP CF Feeder, LP (9)		Healthcare, Education and Childcare	—	—	3,754	3,791	4,006
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)		Healthcare, Education and Childcare	—	—	246	—	—
Kentucky Racing Holdco, LLC (Warrants) (9)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,756
Total Common Equity/Partnership Interests/Warrants						115,229	128,218
US Government Securities - 25.5% of Net Assets
U.S. Treasury Bill (5)	04/29/2025	Short-Term U.S. Government Securities	4.24%	—	125,000	124,609	124,588
Total US Government Securities						124,609	124,588
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						716,505	723,808
Investments in Non-Controlled, Affiliated Portfolio Companies - 2.3% of Net Assets (1), (2)
First Lien Secured Debt - 0.4%
Walker Edison Furniture Company LLC (10)	03/01/2029	Home and Office Furnishings	—	—	13,103	11,387	—
Walker Edison Furniture Company LLC - Unfunded Term Loan (7), (10)	03/01/2029	Home and Office Furnishings	—	—	583	—	(583)
Walker Edison Furniture Company LLC - Junior Revolver (10)	03/01/2029	Home and Office Furnishings	—	—	3,333	3,333	2,300
Total First Lien Secured Debt						14,720	1,717
Preferred Equity/Partnership Interests - 1.9% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services		—	5,887,236	32,791	7,847
Cascade Environmental Holdings, LLC - Series B		Environmental Services		—	918	918	1,486
Total Preferred Equity/Partnership Interests						33,709	9,333
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services			7,444,347	2,852	—
Walker Edison Furniture		Home and Office Furnishings			72,917	6,787	—
Total Common Equity/Partnership Interests/Warrants						9,639	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						58,068	11,050
Investments in Controlled, Affiliated Portfolio Companies - 98.1% (1), (2)
First Lien Secured Debt - 24.3% of Net Assets
AKW Holdings Limited (8), (11)	03/15/2027	Healthcare, Education and Childcare	11.67%	3M SOFR+700	GBP 42,457	58,075	54,801
JF Holdings Corp.	07/31/2026	Distribution	10.35%	3M SOFR+605	49,375	49,007	49,375
Pragmatic Institute, LLC	03/28/2030	Business Services	9.80%	3M SOFR+550	14,349	14,349	14,349
Total First Lien Secured Debt						121,431	118,525

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt - 33.5% of Net Assets
Flock Financial, LLC (11)	10/19/2027	Financial Services	PIK 12.50%	—	23,031	$23,031	$23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	12.29%	3M SOFR+800	140,287	140,287	140,287
Total Subordinated Debt						163,318	163,318
Preferred Equity - 5.7% of Net Assets (6)
Flock Financial Class A (11)		Financial Services			2,047,727	7,313	7,627
Flock Financial Class B (11)		Financial Services			5,409,091	19,319	20,145
Total Preferred Equity						26,632	27,772
Common Equity - 34.7% of Net Assets (6)
AKW Holdings Limited (8), (11)		Healthcare, Education and Childcare			950	132	11,947
JF Intermediate, LLC		Distribution			43,918	4,488	79,816
PennantPark Senior Loan Fund, LLC (11)		Financial Services			82,176,579	82,358	77,374
Pragmatic Institute, LLC		Business Services			480	—	—
Total Common Equity						86,978	169,137
Total Investments in Controlled, Affiliated Portfolio Companies						398,359	478,752
Total Investments - 248.6% of Net Assets (12)						1,172,932	1,213,610
Cash and Cash Equivalents - 6.7% of Net Assets
BlackRock Federal FD Institutional 81			4.22%			18,986	18,986
Non-Money Market Cash						13,582	13,601
Total Cash and Cash Equivalents						32,568	32,587
Total Investments and Cash Equivalents - 255.3%						$1,205,500	$1,246,197
Liabilities in Excess of Other Assets - (155.3)%							(758,091)
Net Assets - 100%							$488,106

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or“SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1-month S, 3-month S, or 6-month S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind ("PIK") interest and other fee rates, if any.
(5)
The security was valued by using the pricing service which utilize broker-supplied prices.
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
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security.
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2025, qualifying assets represent 73% of the Company’s total assets and non-qualifying assets represent 27% of the Company’s total assets.
(12)
All investments are in U.S. Companies unless noted otherwise.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/07/2025	Distribution	—	—	9,144	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.73%	1M SOFR+640	279	278	256
			(PIK 4.00%)
HV Watterson Holdings, LLC - Revolver	12/17/2026	Business Services	11.73%	1M SOFR+640	1,213	1,213	1,112
			(PIK 4.00%)
HV Watterson Holdings, LLC - Unfunded Revolver (8)	12/17/2026	Business Services	—	—	37	—	(3)
HW Holdco, LLC	05/10/2026	Media	11.20%	3M SOFR+590	11,124	11,112	11,124
HW Holdco, LLC - Revolver (8)	05/10/2026	Media	—	—	3,387	—	—
IG Investment Holdings LLC	09/22/2028	Business Services	11.25%	3M SOFR+610	105	104	104
IG Investments Holdings, LLC - Revolver (8)	09/22/2027	Business Services	—	—	722	—	(7)
Imagine Acquisitionco, LLC (8)	11/15/2027	Business Services	—	—	1,685	—	(8)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.39%	3M SOFR+685	2,458	2,429	2,458
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Personal, Food and Miscellaneous Services	10.35%	3M SOFR+600	CAD 2,562	1,846	1,897
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (8)	11/17/2025	Personal, Food and Miscellaneous Services	—	—	6,573	—	82
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	13.75%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Revolver (8)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.10%	3M SOFR+550	1,281	1,270	1,272
Inventus Power, Inc. - Revolver (8)	06/30/2025	Electronics	—	—	1,729	—	(26)
ITI Holdings, Inc.	03/03/2028	Business Services	10.58%	3M SOFR+565	8,748	8,647	8,748
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	12.50%	3M SOFR+450	1,121	1,121	1,121
ITI Holdings, Inc. - Unfunded Revolver (8)	03/03/2028	Business Services	—	—	370	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.75%	3M SOFR+615	3,099	3,023	3,099
Kinetic Purchaser, LLC - Revolver (8)	11/10/2026	Consumer Products	—	—	4,854	—	—
Lash OpCo, LLC	02/18/2027	Consumer Products	12.94%	1M SOFR+785	2,902	2,871	2,873
			(PIK 5.10%)
Lash OpCo, LLC - Revolver	08/16/2026	Consumer Products	13.18%	1M SOFR+785	2,685	2,685	2,658
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (8)	08/16/2026	Consumer Products	—	—	317	—	(3)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	11.50%	1M SOFR+643	2,032	2,032	1,996
Ledge Lounger, Inc.	11/09/2026	Consumer Products	12.24%	3M SOFR+765	8,999	8,911	8,549
			(PIK 1.00%)
Ledge Lounger, Inc. - Revolver	11/09/2026	Consumer Products	12.25%	3M SOFR+765	644	644	612
Ledge Lounger, Inc. - Unfunded Revolver (8)	11/09/2026	Consumer Products	—	—	966	—	(48)
Lightspeed Buyer Inc. - Revolver (8)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	—
LJ Avalon Holdings, LLC	01/31/2030	Environmental Services	10.10%	1M SOFR+525	1,459	1,438	1,459
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	10/01/2024	Environmental Services	—	—	2,419	—	12
LJ Avalon Holdings, LLC - Revolver (8)	01/31/2030	Environmental Services	—	—	587	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	11.10%	3M SOFR+650	9,784	9,633	9,637
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	11.60%	3M SOFR+700	332	332	327
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	05/31/2028	Consumer Products	—	—	664	—	(10)
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	07/12/2025	Consumer Products	—	—	4,376	—	(22)
MBS Holdings, Inc. - Funded Revolver	04/16/2027	Telecommunications	10.95%	3M SOFR+585	83	83	83
MBS Holdings, Inc. - Revolver (8)	04/16/2027	Telecommunications	—	—	611	—	—
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.71%	3M SOFR+575	19,931	19,679	19,736
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	11.19%	3M SOFR+575	1,529	1,529	1,514
MDI Buyer, Inc. - Unfunded Revolver (8)	07/25/2028	Chemicals, Plastics and Rubber	—	—	698	—	—
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.50%	3M SOFR+590	1,923	1,908	1,874
Meadowlark Acquirer, LLC- Unfunded Revolver (8)	12/10/2027	Business Services	—	—	1,685	—	(42)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Medina Health, LLC	10/20/2028	Healthcare, Education and Childcare	10.85%	3M SOFR+625	4,887	$4,813	$4,887
Medina Health, LLC - Revolver (8)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	—	—
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronics	10.11%	3M SOFR+525	204	204	193
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	03/01/2030	Electronics	—	—	1,653	—	(93)
Mineola 212, LLC	06/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,489	3,479
MOREGroup Holdings, Inc.	01/16/2030	Business Services	10.35%	3M SOFR+575	7,450	7,348	7,338
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Business Services	—	—	6,124	—	(31)
MOREGroup Holdings, Inc. - Unfunded Revolver (8)	01/16/2030	Business Services	—	—	3,675	—	(55)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	9.77%	3M SOFR+515	2,792	2,792	2,792
Municipal Emergency Services, Inc. - Unfunded Term Loan B (8)	12/16/2024	Distribution	—	—	966	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan 3rd Amendment (8)	09/28/2027	Distribution	—	—	500	—	5
Municipal Emergency Services, Inc. - Revolver (8)	09/28/2027	Distribution	—	—	1,880	—	—
NBH Group LLC - Revolver (8)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(35)
NFS - CFP Holdings LLC	09/13/2030	Business Services	9.56%	3M SOFR+475	18,000	17,866	17,865
NFS - CFP Holdings LLC - Unfunded Term Loan (8)	09/13/2026	Business Services	—	—	6,630	—	—
NFS - CFP Holdings LLC - Unfunded Revolver (8)	09/13/2030	Business Services	—	—	2,486	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	10.95%	3M SOFR+635	5,445	5,348	5,445
NORA Acquisition, LLC - Revolver (8)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	—
NP Riverhead Industrial, LLC	05/24/2025	Buildings and Real Estate	14.50%	—	5,000	4,984	4,975
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Conglomerate Service	10.10%	3M SOFR+550	4,888	4,840	4,814
Omnia Exterior Solutions, LLC - Unfunded Term Loan 1 (8)	12/30/2024	Diversified Conglomerate Service	—	—	3,499	—	(22)
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (8)	09/30/2026	Diversified Conglomerate Service	—	—	5,598	—	(35)
Omnia Exterior Solutions, LLC - Revolver (8)	12/29/2029	Diversified Conglomerate Service	—	—	2,100	—	(31)
ORL Acquisition, Inc.	09/03/2027	Business Services	14.00%	3M SOFR+940	4,245	4,198	3,608
			(PIK 7.50%)
ORL Acquisition, Inc. - Revolver (8)	09/03/2027	Business Services	—	—	149	—	(22)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.70%	3M SOFR+610	6,451	6,345	6,264
OSP Embedded Purchaser, LLC - Revolver (8)	12/15/2029	Aerospace and Defense	—	—	1,477	—	(43)
Ox Two, LLC	05/18/2026	Building Materials	11.12%	3M SOFR+651	8,460	8,403	8,460
Ox Two, LLC - Revolver (8)	05/18/2026	Building Materials	—	—	2,419	—	—
Pacific Purchaser, LLC - Unfunded Term Loan (8)	09/30/2028	Business Services	—	—	2,747	—	36
Pacific Purchaser, LLC - Revolver (8)	09/30/2028	Business Services	—	—	1,373	—	(3)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare, Education and Childcare	9.77%	3M SOFR+475	10,000	9,901	9,900
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	—	—
PCS MIDCO INC	03/01/2030	Financial Services	10.81%	1M SOFR+575	467	462	467
PCS MIDCO INC - Unfunded Term Loan (8)	03/01/2026	Financial Services	—	—	3,955	—	40
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	10.81%	1M SOFR+575	308	308	308
PCS MIDCO INC - Unfunded Revolver (8)	03/01/2030	Financial Services	—	—	1,454	—	—
PlayPower, Inc.	08/28/2030	Manufacturing/Basic Industry	9.85%	3M SOFR+525	12,000	11,912	11,820
PlayPower, Inc. - Unfunded Revolver (8)	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	—	(39)
PL Acquisitionco, LLC - Revolver (8)	11/09/2027	Retail	—	—	3,236	—	(647)
Pragmatic Institute, LLC (7)	07/06/2028	Business Services	12.09%	3M SOFR+750	37,241	36,054	22,810
			(PIK 12.09%)
Pragmatic Institute, LLC - Revolver (7)	07/06/2028	Business Services	12.09%	3M SOFR+750	5,154	5,041	3,157
			(PIK 12.09%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	3M SOFR+635	1,468	1,461	1,461
Quantic Electronics, LLC - Funded Revolver	08/17/2026	Aerospace and Defense	10.95%	3M SOFR+635	264	264	263
Quantic Electronics, LLC - Unfunded Revolver (8)	08/17/2026	Aerospace and Defense	—	—	264	—	(1)
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	11.10%	3M SOFR+615	817	817	800
Radius Aerospace, Inc. - Unfunded Revolver (8)	03/31/2025	Aerospace and Defense	—	—	1,411	—	(28)

Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.90%	3M SOFR+560	360	360	360
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/18/2025	Healthcare, Education and Childcare	—	—	210	—	—
Rancho Health MSO, Inc. - Unfunded Term Loan 2 (8)	06/30/2025	Healthcare, Education and Childcare	—	—	1,500	—	15
Rancho Health MSO, Inc. - Revolver	12/18/2025	Healthcare, Education and Childcare	10.93%	3M SOFR+560	210	210	210
Rancho Health MSO, Inc. - Unfunded Revolver (8)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Reception Purchaser, LLC	02/28/2028	Transportation	10.75%	3M SOFR+615	10,763	$9,638	$8,072
Recteq, LLC - Revolver (8)	01/29/2026	Consumer Products	—	—	1,127	-	(11)
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.10%	3M SOFR+535	53	53	53
Riverpoint Medical, LLC - Unfunded Revolver (8)	06/20/2025	Healthcare, Education and Childcare	—	—	310	—	—
RRA Corporate, LLC	08/15/2029	Business Services	9.60%	3M SOFR+500	4,000	3,960	3,960
RRA Corporate, LLC - Unfunded Term Loan 1 (8)	02/15/2025	Business Services	—	—	5,394	—	—
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/15/2026	Business Services	—	—	10,181	—	—
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.60%	3M SOFR+500	661	661	655
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Business Services	—	—	2,487	—	(25)
RTIC Subsidiary Holdings, LLC	05/03/2029	Consumer Products	10.35%	3M SOFR+575	9,975	9,827	9,776
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Consumer Products	—	—	5,422	—	(108)
Rural Sourcing Holdings, Inc.	06/15/2029	Business Services	10.35%	3M SOFR+575	1,140	1,124	1,126
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (8)	06/27/2026	Business Services	—	—	1,146	—	(9)
Rural Sourcing Holdings, Inc. - Revolver (8)	06/15/2029	Business Services	—	—	860	—	(11)
S101 Holdings, Inc.	12/29/2026	Electronics	11.48%	3M SOFR+615	355	351	351
S101 Holdings, Inc. - Unfunded Term Loan 2 (8)	12/15/2024	Electronics	—	—	4,955	—	—
Safe Haven Defense US LLC - Term Loan	05/23/2029	Building Materials	9.85%	3M SOFR+525	8,976	8,843	8,886
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Materials	—	—	1,114	—	(11)
Sales Benchmark Index LLC - Revolver (8)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. - Revolver	12/20/2024	Electronics	11.87%	3M SOFR+660	610	610	610
			(PIK 1.00%)
Sargent & Greenleaf Inc. - Unfunded Revolver (8)	12/20/2024	Electronics	—	—	4	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	7.60%	3M SOFR+275	4,870	4,851	4,748
			(PIK 5.60%)
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	7.60%	3M SOFR+275	32	32	31
			(PIK 5.60%)
Schlesinger Global, Inc. - Unfunded Revolver (8)	07/14/2025	Business Services	—	—	7	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	4,704	4,650	4,539
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	313	313	302
Seaway Buyer, LLC - Unfunded Revolver (8)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(98)
Shiftkey, LLC	06/21/2027	Business Services	10.62%	3M SOFR+601	17,595	17,478	16,838
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	1M SOFR+690	25,785	25,251	25,528
Sigma Defense Systems, LLC - Unfunded Revolver (8)	12/18/2027	Telecommunications	—	—	3,685	—	(37)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Financial Services	10.88%	3M SOFR+640	4,065	4,054	4,106
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (8)	02/09/2026	Financial Services	—	—	4,656	—	93
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Revolver (8)	12/02/2026	Financial Services	—	—	1,043	—	—
Smartronix, LLC - Unfunded Revolver (8)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Unfunded Revolver (8)	07/17/2025	Communications	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Business Services	10.25%	3M SOFR+565	432	430	432
Spendmend Holdings LLC - Unfunded Term Loan (8)	03/01/2025	Business Services	—	—	2,348	—	18
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	10.25%	3M SOFR+565	561	561	561
Spendmend Holdings LLC - Unfunded Revolver (8)	03/01/2028	Business Services	—	—	841	—	—
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+585	1,283	1,274	1,280
System Planning and Analysis, Inc. - Unfunded Term Loan (8)	08/16/2027	Aerospace and Defense	—	—	7,068	—	39
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	921	921	919
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	3,795	—	(8)
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.10%	3M SOFR+650	8,955	8,814	8,865
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/26/2029	Media	—	—	1,725	—	(17)
The Bluebird Group LLC - Revolver (8)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	11.27%	3M SOFR+635	184	181	185
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	10.95%	3M SOFR+610	305	305	305
The Vertex Companies, LLC - Unfunded Revolver (8)	08/30/2027	Business Services	—	—	435	—	—
TPCN Midco, LLC	06/26/2029	Diversified Conglomerate Service	10.35%	3M SOFR+575	3,990	3,931	3,894
TPCN Midco, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Conglomerate Service	—	—	5,894	—	(83)
TPCN Midco, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Conglomerate Service	—	—	1,160	—	(28)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
RTIC Parent Holdings, LLC - Class A Preferred Equity (10)		Consumer Products	—	—	5	$5	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (10)		Consumer Products	—	—	10,624	699	1,138
RTIC Parent Holdings, LLC - Class D Preferred Equity (10)		Consumer Products	—	—	11,276	113	125
TPC Holding Company, LP		Food	—	—	219	219	354
TWD Parent Holdings, LLC Preferred		Business Services	—	—	30	30	35
Total Preferred Equity/Partnership Interests						13,569	17,132
Common Equity/Partnership Interests/Warrants - 25.3% of Net Assets (6)
A1 Garage Equity, LLC (10)		Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,767
ACP Big Top Holdings, L.P. - Common Equity		Manufacturing/Basic Industry	—	—	773,800	774	932
Ad.net Holdings, Inc.		Media	—	—	2,667	27	1
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	11,312	1,131	1,131
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	11,312	—	—
Aftermarket Drivetrain Products Holdings, LLC		Machinery	—	—	1,645	1,645	2,304
AG Investco LP (10)		Business Services	—	—	805,164	805	1,008
AG Investco LP - Unfunded (8),(10)		Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.		Aerospace and Defense	—	—	125,000	125	151
AMCSI Crash Co-Invest, LP		Auto Sector	—	—	2,489,777	2,490	3,737
AMCSI Crash Co-Invest, LP - Unfunded (8)		Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	—	—
Athletico Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	9,357	10,000	7,674
Atlas Investment Aggregator, LLC		Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.		Healthcare, Education and Childcare	—	—	1,312	—	—
Burgess Point Holdings, LP		Auto Sector	—	—	764	777	812
Carnegie Holdco, LLC - Common Equity (10)		Education	—	—	1,680,300	1,645	1,630
Carisk Parent, L.P. - Common Equity		Healthcare, Education and Childcare	—	—	204,455	204	211
Connatix Parent, LLC		Media	—	—	57,416	632	355
Consello Pacific Aggregator, LLC (10)		Business Services	—	—	782,891	743	703
Cowboy Parent LLC		Distribution	—	—	27,778	3,015	5,809
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	113	104	190
C5MI Holdco, LLC - Common Equity (10)		Business Services	—	—	754,200	754	752
Delta InvestCo LP (10)		Telecommunications	—	—	913,649	866	1,703
Delta InvestCo LP (8),(10)		Telecommunications	—	—	227,395	—	—
Duggal Acquisition, LLC (Common)		Marketing Services	—	—	313,600	314	314
eCommission Holding Corporation (12)		Financial Services	—	—	80	949	2,554
EDS Topco, LP		Aerospace and Defense	—	—	937,500	938	1,047
Exigo, LLC		Business Services	—	—	1,458,333	1,458	1,577
FedHC InvestCo LP (10)		Aerospace and Defense	—	—	14,578	489	1,193
FedHC InvestCo LP - Unfunded (8),(10)		Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (10)		Aerospace and Defense	—	—	20,882	2,175	1,814
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	647
Gauge ETE Blocker, LLC - Common Equity		Personal, Food and Miscellaneous Services	—	—	374,444	374	285
Gauge Lash Coinvest LLC		Consumer Products	—	—	1,101,293	834	3,201
Gauge Loving Tan, LP - Common Equity		Consumer Products	—	—	543,562	544	598
Gauge Schlesinger Coinvest, LLC		Business Services	—	—	9	10	5
GCOM InvestCo LP		Business Services	—	—	2,434	1,003	578
GGG MIDCO, LLC (Common) (10)		Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	1,222,700	1,223	1,223
GMP Hills, LP - Common Equity		Distribution	—	—	3,747,470	3,747	3,673
Hancock Claims Consultants Investors, LLC (10)		Insurance	—	—	450,000	450	275
HPA SPQ Aggregator LP- Common Equity		Business Services	—	—	750,399	750	842
HV Watterson Holdings, LLC		Business Services	—	—	1,600,000	1,600	252
Icon Partners V C, L.P.		Business Services	—	—	1,122,549	1,123	1,123
Icon Partners V C, L.P. - Unfunded (8)		Business Services	—	—	377,451	—	—
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,535
Imagine Topco, LP		Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.		Other Media	—	—	181,495	2,040	2,711
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services	—	—	4,993	525	776
ITC Infusion Co-invest, LP (10)		Healthcare, Education and Childcare	—	—	162,445	1,645	2,443
Kinetic Purchaser, LLC		Consumer Products	—	—	1,308,814	1,309	1,498
KL Stockton Co-Invest LP (Any Hour Services) (10)		Personal, Food and Miscellaneous Services	—	—	382,353	385	884
LEP Pequod Holdings, LP		Financial Services	—	—	350	865	1,004
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare	—	—	273,143	273	988
LJ Avalon, LP		Environmental Services	—	—	851,087	851	1,038
Lorient Peregrine Investments, LP		Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (10)		Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (10)		Auto Sector	—	—	1,017,840	—	—
MDI Aggregator, LP		Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,599
Meadowlark Title, LLC (10)		Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC - Common Equity A		Electronics	—	—	594	59	48
Municipal Emergency Services, Inc.		Distribution	—	—	3,920,145	3,984	6,272
NEPRT Parent Holdings, LLC (Recteq, LLC) (10)		Consumer Products	—	—	1,299	1,250	87
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	1,157	20	20
New Medina Health, LLC (10)		Healthcare, Education and Childcare	—	—	1,429,480	1,429	2,231
NFS - CFP Holdings LLC - Common Equity		Business Services	—	—	662,983	663	663
NORA Parent Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	1,257	1,248	1,115
North Haven Saints Equity Holdings, LP (10)		Business Services	—	—	351,553	352	380

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services	—	—	7,444,347	$2,852	—
Walker Edison Furniture		Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,638	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						56,734	33,423
Investments in Controlled, Affiliated Portfolio Companies - 77.8% (1), (2)
First Lien Secured Debt - 21.5% of Net Assets
AKW Holdings Limited (GBP) (9), (12)	03/15/2027	Healthcare, Education and Childcare	12.16%	3M SOFR+700	GBP 42,457	58,075	56,950
			(PIK 5.47%)
JF Holdings Corp.	07/31/2026	Distribution	11.30%	3M SOFR+605	49,625	49,114	49,129

Total First Lien Secured Debt						107,189	106,079
Subordinated Debt - 28.0% of Net Assets
Flock Financial, LLC (12)	10/19/2027	Financial Services	14.50%	—	22,208	22,208	22,208
			(PIK 14.50%)
PennantPark Senior Loan Fund, LLC (12)	07/31/2027	Financial Services	13.25%	3M SOFR+800	115,886	115,886	115,886
Total Subordinated Debt						138,094	138,094
Preferred Equity - 5.4% of Net Assets (6)
Flock Financial Class A Preferred Equity (12)		Financial Services	—	—	2,047,727	7,313	7,313
Flock Financial Class B Preferred Equity (12)		Financial Services	—	—	5,409,091	19,318	19,318
Total Preferred Equity						26,631	26,631
Common Equity - 23.0% of Net Assets (6)
AKW Holdings Limited - Common Equity (9), (12)		Healthcare, Education and Childcare	—	—	950	132	3,848
JF Intermediate, LLC		Distribution	—	—	43,918	4,488	41,729
PennantPark Senior Loan Fund, LLC (12)		Financial Services	—	—	67,373,319	67,436	67,923
Total Common Equity						72,056	113,500
Total Investments in Controlled, Affiliated Portfolio Companies						343,970	384,304
Total Investments - 268.9% of Net Assets (13)						1,316,872	1,328,050
Cash and Cash Equivalents - 10.1% of Net Assets
BlackRock Federal FD Institutional 81			5.03%			38,769	38,769
Non-Money Market Cash						11,064	11,092
Total Cash and Cash Equivalents						49,833	49,861
Total Investments and Cash Equivalents - 279.0%						$1,366,705	$1,377,911
Liabilities in Excess of Other Assets - (179.0)%							(884,003)
Net Assets - 100%							$493,908
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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1-month S, 3-month S, or 6-month S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind ("PIK") interest and other fee rates, if any.
(5)
The security was valued by using the pricing service which utilize broker-supplied prices.
(6)
Non-income producing securities.
(7)
Partial non-accrual PIK securities.
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
Non-U.S. company or principal place of business is located in The Isle of Man.
(10)
Investment is held through our Taxable Subsidiary (See Note 1).
(11)
Non-accrual security.
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
(13)
All investments are in U.S. Companies unless noted otherwise.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025

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

In January 2022, we formed PennantPark-TSO Senior Loan Fund II, LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of March 31, 2025, our capital commitment of $15.0 million was 100% funded and we held 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

March 31, 2025

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2025, we had three portfolio companies on non-accrual status, representing 1.6% of overall portfolio on a cost and 0.4% fair value basis. As of September 30, 2024, we had two portfolio companies on non-accrual status, representing 4.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and six months ended March 31, 2025 and we recorded a provision for taxes on net investment income of $0.6 million and $1.3 million respectively, which pertains to U.S. federal excise tax. For the three and six months ended March 31, 2024 and we recorded a provision for taxes on net investment income of $0.8 million and $1.2 million respectively, which pertains to U.S. federal excise tax.

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

For the three and six months ended March 31, 2025, the Company recognized a provision for taxes less than $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2024, the Company recognized a provision for taxes less than $(0.2) million and $(0.2) million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2025, the Company recognized a provision for taxes of less than $0.1 million and zero, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2024, the Company recognized a provision for taxes of $(0.8) million and $(0.7) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and six months ended March 31, 2025, the Company paid zero, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary, respectively. The state and local tax liability is zero as of March 31, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

During the three and six months ended March 31, 2025 and 2024, we did not issue any shares under the ATM program. On April 28, 2025, our registration statement pursuant to which shares were issued under the ATM Program expired.

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

March 31, 2025

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2025, the effect of which was not material to the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect was not material to the consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

March 31, 2025

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2025. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2025, we recorded base management fees of $4.0 million and $8.3 million, respectively. For the three and six months ended March 31, 2024, we recorded base management fees of $4.1 million and $8.1 million, respectively.

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

For the three and six months ended March 31, 2025, we recorded an incentive fee of $2.4 million and $5.2 million, respectively, related to incentive fees on net investment income. For the three and six months ended March 31, 2024, we recorded an incentive fee of $3.0 million and $6.3 million, related to incentive fees on net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2025 and 2024, we did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2025 and 2024, we did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2025, we recorded $0.3 million and $0.7 million, respectively, for the services described above. For the three and six months ended March 31, 2024, we recorded $0.1 million and $0.2 million, respectively, for the services described above.

Under the Administration Agreement, the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board's oversight.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2025 and 2024.

For the three and six months ended March 31, 2025, we sold $154.4 million and $441.0 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.9 million of net realized gains, respectively. For the three and six months ended March 31, 2024, we sold $103.1 million and $154.0 million in investments to PSLF at fair value, and recognized less than $0.1 million and $0.1 million of net realized gains, respectively of net realized gains, respectively.

For the three and six months ended March 31, 2025, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For the three and six months ended March 31, 2024, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero and of net realized gains, respectively.

As of March 31, 2025 and September 30, 2024, PNNT had a payable to PSLF less than $0.1 million and less than $0.1 million, respectively, presented as a due to affiliate on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF from PNNT in connection with trades between the funds.

As of March 31, 2025 and September 30, 2024, PNNT had a receivable from affiliates of less than $0.1 million and $0.2 million, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company and trades between the funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2025 totaled $178.4 million and $476.3 million, respectively (excluding U.S. Government Securities). For the three and six months ended March 31, 2024, purchases of investments, including PIK interest, totaled $189.5 million and $421.6 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the three and six months ended March 31, 2025 totaled $263.1 million and $616.8 million, respectively (excluding U.S. Government Securities). For the three and six months ended March 31, 2024, sales and repayments of investments totaled $176.2 million and $247.2 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following:

	March 31, 2025		September 30, 2024
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$528,020	$503,030	$700,390	$667,926
U.S. Government Securities	124,609	124,588	99,652	99,632
Second lien	18,595	17,864	68,470	67,180
Subordinated debt / corporate notes	75,541	76,510	65,865	65,804
Subordinated notes in PSLF	140,287	140,287	115,886	115,886
Equity	203,522	273,957	199,173	243,699
Equity in PSLF	82,358	77,374	67,436	67,923
Total investments	1,172,932	1,213,610	1,316,872	1,328,050
Cash and cash equivalents	32,568	32,587	49,833	49,861
Total investments and cash and cash equivalents	$1,205,500	$1,246,197	$1,366,705	$1,377,911

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2025 (1)	September 30, 2024 (1)
Distribution	19%	14%
Business Services	13	16
Short-Term U.S. Government Securities	12	8
Healthcare, Education and Childcare	12	11
Financial Services	7	6
Consumer Products	5	8
Aerospace and Defense	4	5
Auto Sector	4	4
Environmental Services	3	4
Telecommunications	2	3
Personal, Food and Miscellaneous Services	2	2
Gaming	2	—
Media	2	3
Manufacturing/Basic Industry	1	1
Buildings and Real Estate	1	1
Event Services	1	—
Chemicals, Plastics and Rubber	1	3
Healthcare Providers & Services	1	—
Consumer Services	1	1
Transportation	1	—
Diversified Conglomerate Service	1	1
Conglomerate Manufacturing	1	—
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1
Electronics	1	2
Other	2	6
Total	100%	100%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of March 31, 2025 and September 30, 2024, PSLF had total assets of $1,463.5 million and $1,073.4 million, respectively and its investment portfolio consisted of debt investments in 119 and 102 portfolio companies, respectively. As of the March 31, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of March 31, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $31.0 million and the five largest investments totaled $129.0 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of March 31, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2024, our investment in PSLF consisted of subordinated notes of $115.9 million and equity interests of $67.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of March 31, 2025 and September 30, 2024 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of March 31, 2025 and September 30, 2024, there were $246.0 million and $246.0 million, respectively, of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of March 31, 2025, there was $328.0 million of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2025 (Unaudited)	September 30, 2024
Total investments	$1,392,934	$1,031,225
Weighted average cost yield on income producing investments	10.4%	11.3%
Number of portfolio companies in PSLF	119	102
Largest portfolio company investment at fair value	$30,952	$25,073
Total of five largest portfolio company investments at fair value	$129,034	$109,927

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Below is a listing of PSLF’s individual investments as of March 31, 2025 (par and $ in thousands)

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1002.1%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	8.82%	SOFR+450	19,980	$19,773	$19,980
ACP Avenu Buyer, LLC	10/02/29	Business Services	9.56%	SOFR+525	7,628	7,501	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	9.81%	SOFR+550	15,273	15,020	15,426
AFC - Dell Holding Corp.	04/09/27	Distribution	9.81%	SOFR+550	16,201	16,068	16,120
Ad.net Acquisition, LLC	05/07/26	Media	10.56%	SOFR+626	4,813	4,813	4,813
Aechelon Technology	08/16/29	Aerospace and Defense	11.82%	SOFR+750	4,900	4,810	4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	10.42%	SOFR+1094	14,973	14,803	11,979
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.67%	SOFR+635	13,837	13,824	13,698
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.20%	SOFR+590	14,275	14,221	14,275
Applied Technical Services, LLC	12/29/26	Environmental Services	10.20%	SOFR+590	15,620	15,510	15,620
Arcfield Acquisition Corp.	10/28/31	Aerospace and Defense	9.30%	SOFR+500	14,963	14,940	14,888
Archer Lewis, LLC	08/28/29	Healthcare, Education and Childcare	10.05%	SOFR+575	15,660	15,488	15,660
Argano, LLC	09/13/29	Business Services	10.07%	SOFR+575	14,925	14,796	14,746
BLC Holding Company, INC.	11/20/30	Environmental Services	9.05%	SOFR+475	12,074	11,997	12,013
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.80%	SOFR+550	24,732	24,402	24,485
Best Practice Associates, LLC	11/08/29	Aerospace and Defense	11.05%	SOFR+675	19,950	19,683	19,701
Beta Plus Technologies, Inc.	07/02/29	Business Services	10.05%	SOFR+575	14,625	14,432	14,223
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	10.05%	SOFR+575	6,661	6,559	6,661
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	10.82%	SOFR+650	8,843	8,761	8,754
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	9.70%	SOFR+540	25,375	25,077	24,931
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.30%	SOFR+600	21,181	21,143	21,075
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	9.65%	SOFR+535	6,218	5,932	5,510
By Light professional IT Services, LLC	11/16/26	Business Services	10.79%	SOFR+647	14,824	14,771	14,824
C5MI Acquisition, LLC	07/31/29	Business Services	10.30%	SOFR+600	7,463	7,366	7,463
CF512, Inc.	08/20/26	Media	10.50%	SOFR+619	9,089	8,997	8,953
Carisk Buyer, Inc.	12/01/29	Healthcare, Education and Childcare	9.55%	SOFR+525	11,427	11,327	11,313
Carnegie Dartlet, LLC	02/07/30	Education	9.82%	SOFR+550	22,770	22,459	22,542
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.05%	SOFR+575	21,993	21,795	21,993
Case Works, LLC	10/01/29	Business Services	9.55%	SOFR+525	10,488	10,412	10,425
Commercial Fire Protection Holdings, LLC	09/23/30	Business Services	9.05%	SOFR+475	20,936	20,831	20,779
Compex Legal Services, Inc.	02/09/26	Business Services	9.89%	SOFR+545	934	934	934
Confluent Health, LLC	11/30/28	Healthcare, Education and Childcare	11.82%	SOFR+750	1,960	1,960	1,960
Connatix Buyer, Inc.	07/13/27	Media	10.05%	SOFR+576	8,670	8,658	8,670
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	9.69%	SOFR+536	5,298	5,264	5,259
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.67%	SOFR+535	30,952	30,833	30,952
DRI Holding Inc.	12/21/28	Media	9.67%	SOFR+535	5,800	5,432	5,745
DRS Holdings III, Inc.	11/03/25	Consumer Products	9.55%	SOFR+525	4,641	4,637	4,632
Duggal Acquisition, LLC	09/30/30	Marketing Services	9.05%	SOFR+475	4,975	4,933	4,950
Dynata, LLC - First Out Term Loan	07/17/28	Business Services	9.58%	SOFR+526	1,584	1,485	1,576
Dynata, LLC - Last Out Term Loan	10/16/28	Business Services	10.08%	SOFR+576	9,719	9,719	8,984
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.05%	SOFR+575	23,301	23,015	23,301
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	10.81%	SOFR+650	12,187	12,010	12,187
Emergency Care Partners, LLC	10/18/27	Healthcare, Education and Childcare	9.80%	SOFR+550	6,965	6,923	6,965
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.07%	SOFR+575	7,218	7,125	7,218
Exigo Intermediate II, LLC	03/15/27	Business Services	10.67%	SOFR+635	9,601	9,526	9,601
Fairbanks Morse Defense	06/23/30	Aerospace and Defense	8.80%	SOFR+450	3,465	3,401	3,443
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	11.46%	SOFR+715	4,181	4,126	4,150
GGG Midco, LLC	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.30%	SOFR+500	12,548	12,434	12,423
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	9.92%	SOFR+560	6,610	6,604	6,345
Graffiti Buyer, Inc.	08/10/27	Distribution	9.91%	SOFR+560	3,979	3,942	3,910
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.72%	SOFR+550	7,940	7,856	7,940
HV Watterson Holdings, LLC	12/17/26	Business Services	12% (PIK 4%)		15,452	15,353	12,887
HW Holdco, LLC	05/10/26	Media	10.21%	SOFR+590	23,813	23,719	23,813
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	9.93%	SOFR+560	6,146	6,146	6,115
Harris & Co. LLC	08/09/30	Financial Services	9.32%	SOFR+500	19,279	19,150	19,279
Hills Distribution, Inc	11/08/29	Distribution	10.32%	SOFR+600	14,220	14,050	14,078
IG Investments Holdings, LLC	09/22/28	Business Services	9.29%	SOFR+500	4,372	4,321	4,328
Imagine Acquisitionco, LLC	11/15/27	Business Services	9.42%	SOFR+510	5,481	5,424	5,467
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	9.80%	SOFR+550	13,820	13,677	13,820
Infolinks Media Buyco, LLC	11/01/26	Media	9.80%	SOFR+550	13,053	13,000	13,053
Inovex Information Systems Incorporated	12/17/30	Business Services	9.57%	SOFR+525	6,000	5,960	5,955
Inventus Power, Inc.	06/30/25	Consumer Products	11.94%	SOFR+761	13,035	12,994	13,035
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.45%	SOFR+615	13,701	13,568	13,050
LAV Gear Holdings, Inc. (4)	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment			4,761	4,690	3,537
LAV Gear Holdings, Inc. - Incremental TL	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	10.00%		128	119	161
Lash OpCo, LLC	02/18/27	Consumer Products	12.14% (PIK 5.1%	SOFR+785	20,984	20,901	20,564
Lightspeed Buyer Inc.	02/03/27	Healthcare, Education and Childcare	9.05%	SOFR+475	20,217	20,114	20,217
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	9.07%	SOFR+475	7,675	7,583	7,675

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
MAG DS Corp.	04/01/27	Aerospace and Defense	9.90%	SOFR+560	8,221	7,914	7,645
MDI Buyer Inc.	07/25/28	Chemicals, Plastics and Rubber	9.31%	SOFR+500	19,830	19,649	19,532
Magenta Buyer, LLC -First out	07/31/28	Software	11.30%	SOFR+701	450	450	405
Magenta Buyer, LLC -Second out	07/31/28	Software	12.30%	SOFR+801	586	586	297
Magenta Buyer, LLC -Third out	07/31/28	Software	11.55%	SOFR+726	2,164	2,164	590
Marketplace Events Acquisition, LLC	12/19/30	Media	9.47%	SOFR+525	20,000	19,819	19,800
MBS Holdings, Inc.	04/16/27	Telecommunications	9.35%	SOFR+510	8,287	8,229	8,287
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.95%	SOFR+565	2,915	2,882	2,872
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.55%	SOFR+625	19,700	19,572	19,799
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.80%	SOFR+550	7,920	7,822	7,060
Michael Baker International, LLC	12/18/28	Business Services	8.32%	SOFR+400	497	497	496
MOREgroup Holdings, LLC	01/16/30	Business Services	9.55%	SOFR+525	19,800	19,551	19,800
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.45%	SOFR+515	9,624	9,547	9,624
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	9.92%	SOFR+560	7,316	7,285	7,316
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.65%	SOFR+635	20,193	19,941	20,193
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	9.55%	SOFR+525	18,073	17,840	17,937
One Stop Mailing, LLC	05/07/27	Transportation	10.69%	SOFR+636	8,336	8,241	8,336
OSP Embedded Purchaser, LLC	12/17/29	Aerospace and Defense	10.05%	SOFR+575	19,022	18,880	18,737
Owl Acquisition, LLC	02/04/28	Education	9.67%	SOFR+535	3,890	3,818	3,832
PCS Midco, Inc.	03/01/30	Financial Services	10.05%	SOFR+575	5,782	5,713	5,811
PL Acquisitionco, LLC	11/09/27	Retail	11.50% (PIK 7.0%)	SOFR+725	8,459	8,384	5,921
Pacific Purchaser, LLC	10/02/28	Business Services	10.53%	SOFR+625	12,838	12,645	12,889
PAR Excellence Holdings, Inc.	09/03/30	Healthcare, Education and Childcare	9.32%	SOFR+500	9,975	9,887	9,875
RRA Corporate, LLC	08/15/29	Business Services	9.55%	SOFR+525	3,980	3,947	3,881
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.05%	SOFR+575	24,825	24,454	24,266
Radius Aerospace, Inc.	03/29/27	Aerospace and Defense	10.48%	SOFR+615	11,837	11,770	11,541
Rancho Health MSO, Inc.	06/20/29	Healthcare, Education and Childcare	9.57%	SOFR+525	22,854	22,779	22,854
Recteq, LLC	01/29/26	Consumer Products	11.45%	SOFR+715	9,600	9,566	9,552
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	9.30%	SOFR+500	3,911	3,907	3,911
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.04%	SOFR+575	5,449	5,374	5,340
S101 Holdings Inc.	12/29/26	Electronics	9.96%	SOFR+565	9,881	9,789	9,881
Sabel Systems Technology Solutions, LLC	10/31/30	Business Services	10.55%	SOFR+625	11,970	11,868	11,970
Sales Benchmark Index LLC	07/07/26	Business Services	10.50%	SOFR+620	6,657	6,622	6,657
Seacoast Service Partners, LLC	12/20/29	Diversified Conglomerate Service	9.30%	SOFR+500	4,988	4,949	4,883
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.45%	SOFR+615	14,625	14,453	13,784
Sigma Defense Systems, LLC	12/20/27	Telecommunications	11.20%	SOFR+690	24,400	24,199	24,400
Solutionreach, Inc.	07/17/25	Communications	11.44%	SOFR+715	9,239	9,232	9,211
SpendMend Holdings, LLC	03/01/28	Business Services	9.45%	SOFR+515	9,461	9,284	9,461
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/04/29	Transportation	12.67%	SOFR+835	1,912	1,813	1,893
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/04/29	Transportation	11.91%	SOFR+760	4,439	2,461	2,219
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	8.55%	SOFR+425	3,536	3,398	2,917
SV- Aero Holdings, LLC (Aeronix)	11/01/30	Aerospace and Defense	9.55%	SOFR+525	14,906	14,840	14,906
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	9.28%	SOFR+500	17,002	16,874	17,070
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	10.80%	SOFR+650	9,900	9,766	9,900
TPC US Parent, LLC	11/24/25	Food	10.21%	SOFR+590	11,334	11,298	11,334
Team Services Group, LLC	12/20/27	Healthcare, Education and Childcare	9.54%	SOFR+525	9,630	9,446	9,347
Teneo Holdings LLC	03/13/31	Business Services	9.07%	SOFR+475	2,970	2,941	2,970
The Bluebird Group LLC	07/27/26	Business Services	10.20%	SOFR+590	17,377	17,307	17,377
The Vertex Companies, LLC	08/31/28	Business Services	9.31%	SOFR+500	14,554	14,449	14,453
Transgo, LLC	12/29/28	Auto Sector	10.07%	SOFR+575	17,867	17,691	17,957
Tyto Athene, LLC	04/01/28	Aerospace and Defense	9.21%	SOFR+490	11,393	11,318	11,257
Urology Management Holdings, Inc.	06/15/27	Healthcare, Education and Childcare	9.80%	SOFR+550	12,444	12,371	12,419
US Fertility Enterprises, LLC	10/07/31	Healthcare, Education and Childcare	8.83%	SOFR+450	4,988	4,941	4,988
VRS Buyer, Inc.	11/21/30	Business Services	9.08%	SOFR+475	9,000	8,941	8,933
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.30%	SOFR+600	23,231	23,016	23,130
Zips Car Wash, LLC (4)	03/31/28	Business Services			19,172	18,484	14,906
Total First Lien Secured Debt						1,403,961	1,389,969
Equity Securities - 2.1%
New Insight Holdings, Inc. - Common Equity	—	Business Services	—	—	134,330	2,351	2,965
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers, Packaging and Glass	—	—	1,988	—	—
Total Equity Securities						2,351	2,965
Total Investments - 1004.3%						1,406,312	1,392,934
Cash and Cash Equivalents - 44.8%
JPMorgan U.S. Government Money Market Fund			4.24%			16,954	16,954
Goldman Sachs Financial Square Government Fund			4.22%			9,141	9,141
BlackRock Federal FD Institutional 81			4.22%			2,221	2,221
Non-Money Market Cash						33,885	33,885
Total Cash and Cash Equivalents						62,201	62,201
Total Investments and Cash Equivalents - 1,049.1%						$1,468,513	$1,455,135
Liabilities in Excess of Other Assets — (949.1)%							(1,316,433)
Members' Equity—100.0%							$138,702

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate ("S" or "SOFR"). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1MS, 2MS, 3MS, or 6MS, respectively), at the borrower’s option. All securities are subject to the SOFR floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF's accounting policy.
(3)
All investments are in US Companies unless noted otherwise.
(4)
Non-accrual security

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Below is a listing of PSLF’s individual investments as of September 30, 2024 (par and $ in thousands):

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 916.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622
One Stop Mailing, LLC	5/7/2027	Transportation	11.21%	SOFR+636	8,380	8,256	8,380
Owl Acquisition, LLC	2/4/2028	Education	10.20%	SOFR+535	3,893	3,811	3,825

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Ox Two, LLC	5/18/2026	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/2/2028	Business Services	11.51%	SOFR+600	12,903	12,682	12,877
PCS Midco, Inc.	3/1/2030	Financial Services	10.81%	SOFR+575	5,812	5,735	5,812
PL Acquisitionco, LLC	11/9/2027	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	4/28/2028	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	1/29/2026	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	6/21/2025	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/2026	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	1/3/2025	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	7/17/2025	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	3/1/2028	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2029	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/2025	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	6/6/2025	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+510	9,661	9,462	9,537
Teneo Holdings LLC	3/13/2031	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	7/27/2026	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	8/31/2027	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/2028	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/1/2029	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	2/27/2027	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/2024	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1%
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5%						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6%
BlackRock Federal FD Institutional 30						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1)%						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)%							(955,549)
Members' Equity—100.0%							$112,271
(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate ("S" or "SOFR"). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to the SOFR floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF's accounting policy .
(3)
All investments are in US Companies unless noted otherwise.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	March 31, 2025 (Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,406,312 and $1,036,305, respectively)	$1,392,934	$1,031,225
Cash and cash equivalents (cost—$62,201 and $36,595, respectively)	62,201	36,595
Interest receivable	5,613	5,089
Prepaid expenses and other assets	2,672	372
Due from affiliate	33	71
Total assets	1,463,453	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively)	325,932	—
2034 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,866	244,672
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,314	244,118
Credit facility payable	227,100	247,600
Subordinated notes payable to members	250,808	191,546
Payable for investments purchased	—	7,314
Interest payable on credit facility and asset backed debt	15,446	12,525
Distribution payable to members	10,000	8,000
Interest payable on subordinated notes to members	5,010	4,372
Accounts payable and accrued expenses	1,272	934
Due to affiliate	3	—
Total liabilities	1,324,751	961,081

Members' equity	138,702	112,271
Total liabilities and members' equity	$1,463,453	$1,073,352

———————————

(1)
As of March 31, 2025 and September 30, 2024, PSLF had zero of unfunded commitments to fund investments

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Investment income:
Interest	$35,427	$27,839	$68,380	$54,946
Other income	306	334	829	474
Total investment income	35,733	28,173	69,209	55,420
Expenses:
Interest expense on credit facility and asset-backed debt	17,294	13,338	32,937	25,978
Interest expense on subordinated notes to members	7,434	6,067	14,777	11,911
Administration fees	899	602	1,677	1,170
General and administrative expenses	300	223	696	420
Total expenses	25,927	20,230	50,087	39,479
Net investment income	9,806	7,943	19,122	15,941
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	—	(2,126)	—
Net change in unrealized appreciation (depreciation) on investments	(6,386)	1,392	(8,304)	2,335
Net realized and unrealized gain (loss) on investments	(6,386)	1,392	(10,430)	2,335
Net increase (decrease) in members' equity resulting from operations	$3,420	$9,335	$8,692	$18,276

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

March 31, 2025

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at March 31, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$19,458	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	469,574	Market Comparable	Market yield	7.0% - 21.1% (10.6%)
First lien	13,997	Enterprise Market Value	EBITDA multiple	0.9x - 9.8x (8.0x)
Second lien	14,488	Market Comparable	Market yield	13.9% - 18.0% (15.7%)
Second lien	3,377	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	216,797	Market Comparable	Market yield	6.3% - 23.2% (13.5%)
Equity	266,701	Enterprise Market Value	EBITDA multiple	1.5x - 18.5x (9.5x)
Total Level 3 investments	$1,004,392
Debt Category ($ in thousands)
Truist Credit Facility	$311,412	Market Comparable	Market yield	5.7%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$13,841	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	621,998	Market Comparable	Market yield	7.0% – 21.4% (10.2%)
First lien	32,087	Enterprise Market Value	EBITDA multiple	0.9x - 8.4x (8.4x)
Second lien	63,803	Market Comparable	Market yield	13.1% - 18.5% (13.9%)
Second lien	3,377	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	181,690	Market Comparable	Market yield	5.0% - 16.5% (14.1%)
Equity	235,573	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (9.4x)
Total Level 3 investments	$1,152,369
Debt Category ($ in thousands)
Truist Credit Facility	$460,361	Market Comparable	Market yield	5.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2025
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$737,691	$—	$—	$737,691	$—
U.S. Government Securities(3)	124,588	—	124,588	—	—
Equity investments	351,331	—	—	266,701	84,630
Total investments	1,213,610	—	124,588	1,004,392	84,630
Cash and cash equivalents	32,587	32,587	—	—	—
Total investments and cash and cash equivalents	$1,246,197	$32,587	$124,588	$1,004,392	$84,630
Truist Credit Facility	$311,412	$—	$—	$311,412	$—
2026 Notes(2)	149,022	—	149,022	—	—
2026 Notes-2(2)	163,506	—	163,506	—	—
Total debt	$623,940	$—	$312,528	$311,412	$—

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
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service which utilize broker-supplied prices.

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
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service which utilize broker-supplied prices.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six months ended March 31, 2025
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$916,796	$235,573	$1,152,369
Net realized gain (loss)	(29,436)	(776)	(30,212)
Net change in unrealized appreciation (depreciation)	9,063	26,780	35,843
Purchases, PIK interest, net discount accretion and non-cash exchanges	455,557	7,657	463,214
Sales, repayments and non-cash exchanges	(614,289)	(2,533)	(616,822)
Transfers in/out of Level 3	—	—	—
Ending balance	$737,691	$266,701	$1,004,392
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(7,561)	$25,747	$18,186

	Six months ended March 31, 2024
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(18,136)	(9,646)	(27,782)
Net change in unrealized appreciation (depreciation)	4,868	21,422	26,290
Purchases, PIK interest, net discount accretion and non-cash exchanges	393,349	21,177	414,526
Sales, repayments and non-cash exchanges	(236,916)	(10,222)	(247,138)
Transfers in/out of Level 3	—	—	—
Ending balance	$907,440	$185,784	$1,093,224
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(10,521)	$11,479	$958

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six months ended March 31,
Long-Term Credit Facility	2025	2024
Beginning balance (cost – $461,456 and $212,420, respectively)	$460,361	$206,940
Net change in unrealized appreciation (depreciation) included in earnings	(1,949)	1,570
Borrowings (1)	80,000	331,036
Repayments (1)	(227,000)	(147,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $314,456 and $396,456, respectively)	$311,412	$392,546
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $314,456 and $396,456, respectively)	$311,412	$392,546

(1)
Excludes temporary draws.

As of March 31, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$46,467	June 28, 2025	$2,953
Canadian dollar	CAD 2,800	$2,036	$1,945	April 28, 2025	$91

As of September 30, 2024, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,289	December 28, 2024	$1,131
Canadian dollar	CAD 2,800	$2,036	$2,073	October 23, 2024	$(37)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $0.3 million of expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2025. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the, 2026 Notes, and 2026 Notes-2.

For the three and six months ended March 31, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(1.4) million and $1.9 million, respectively. For the three and six months ended March 31, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $0.5 million and $(1.6) million, respectively. As of March 31, 2025 and September 30, 2024, the unrealized appreciation (depreciation) on the Truist Credit Facility totaled $3.0 million and $1.1 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2025	Interest Income	PIK Income	Dividend Income/Other	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$60,798	$—	$—	$5,950	$66,748	$3,169	$—	$27	$—
Flock Financial, LLC	48,839	823	—	1,141	50,803	720	823	—	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	144	(250)	38,439	129,191	2,807	—	—	—
Pragmatic Institute, LLC (3)	—	14,385	(36)	—	14,349	4	—	—	—
PennantPark Senior Loan Fund, LLC (2)	183,809	39,324	—	(5,472)	217,661	8,442	—	10,430	—
Total Controlled Affiliates	$384,304	$54,676	$(286)	$40,058	$478,752	$15,142	$823	$10,457	$—
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$(19,929)	$9,333	$—	$—	$—	$—
Walker Edison Furniture Company LLC	4,161	1,333	—	(3,777)	1,717	—	—	—	—
Total Non-Controlled Affiliates	$33,423	$1,333	$—	$(23,706)	$11,050	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$417,727	$56,009	$(286)	$16,352	$489,802	$15,142	$823	$10,457	$—

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
(3)
Pragmatic Institute, LLC became a controlled affiliate during the quarter ended March 31, 2025.

Name of Investment	Fair Value at September 30, 2023	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2024	Interest Income	PIK Income	Dividend Income / Other	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$51,660	$1,489	$—	$2,477	$55,626	$1,690	$1,489	$—	$—
JF Intermediate, LLC (MidOcean JF Holdings Corp.) (2)	8,759	51,776	(125)	19,991	80,401	2,526	—	—	—
Mailsouth Inc.	—	—	(28,899)	28,899	—	—	—	—	(28,899)
PennantPark Senior Loan Fund, LLC (3)	164,408	22,354	—	1,681	188,443	7,206	—	9,378	—
RAM Energy LLC (4)	—	—	—	—	—	—	—	—	(1,270)
Total Controlled Affiliates	$224,827	$75,619	$(29,024)	$53,048	$324,470	$11,422	$1,489	$9,378	$(30,169)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,105	$—	$—	$(4,828)	$27,277	$—	$—	$—	$—
Walker Edison Furniture Company LLC	13,907	2,131	—	(6,145)	9,893	—	347	—	—
Total Non-Controlled Affiliates	$46,012	$2,131	$—	$(10,973)	$37,170	$—	$347	$—	$—
Total Controlled and Non-Controlled Affiliates	$270,839	$77,750	$(29,024)	$42,075	$361,640	$11,422	$1,836	$9,378	$(30,169)

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
4.
RAM Energy LLC was fully realized in January 2023, during the six months ended March 31, 2024 there was realized loss due to reduction of the escrow receivable.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator for net increase (decrease) in net assets resulting from operations	$9,456	$16,085	$25,540	$26,738
Denominator for basic and diluted weighted average shares	65,296,094	65,224,500	65,296,094	65,224,500
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.14	$0.25	$0.39	$0.41

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2025, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $19.0 million and $13.6 million. As of September 30, 2024, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $38.8 million and $11.1 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Six Months Ended March 31,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$7.56	$7.70
Net investment income (1)	0.37	0.46
Net change in realized and unrealized gain (loss) (1)	0.02	(0.05)
Net increase (decrease) in net assets resulting from operations (1)	0.39	0.41
Distributions to stockholders (1), (2)	(0.48)	(0.42)
Net asset value, end of period (8)	$7.48	$7.69
Per share market value, end of period	$7.03	$6.88
Total return* (3)	7.66%	11.32%
Shares outstanding at end of period	65,296,094	65,224,500
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.34%	7.57%
Ratio of debt related expenses to average net assets (5)	9.02%	8.55%
Ratio of total expenses to average net assets (5)	16.36%	16.12%
Ratio of net investment income to average net assets (5)	9.98%	11.94%
Net assets at end of period	$488,106	$501,529
Weighted average debt outstanding	$724,261	$660,095
Weighted average debt per share (1)	$11.09	$10.12
Asset coverage per unit (6)	$1,779	$1,699
Portfolio turnover ratio* (7)	41.16%	20.04%

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
(7)
Excludes short-term U.S. Government Securities
(8)
The six months ended March 31, 2025 does not foot due to rounding

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2025 and 2024, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes and 2026 Notes-2, was 6.1% and 6.5%, respectively. As of March 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 164%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2025

Truist Credit Facility

As of March 31, 2025, we had the multi-currency Truist Credit Facility for up to $500 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2025 and September 30, 2024, we had $314.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.7% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2025 and September 30, 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of March 31, 2025 and September 30, 2024, we had $185.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of March 31, 2025, we were in compliance with the terms of the Truist Credit Facility.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2025 and September 30, 2024, we had $341.5 million and $373.9 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $13.2 million and $52.5 million to PSLF as of March 31, 2025 and September 30, 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

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

JF Intermediate, LLC (Unaudited):

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2025	2024	2025	2024
Total revenue	$210,409	$185,727	$429,910	$355,014
Total expenses	220,188	$193,561	440,971	$373,127
Net income (loss)	$(9,779)	$(7,834)	$(11,061)	$(18,113)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2025, the related consolidated statements of operations and changes in net assets for the three month and six month periods ended March 31, 2025 and 2024, and cash flows for the six-month periods ended March 31, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 25, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

/s/ RSM US LLP

New York, New York

May 12, 2025

Awareness Letter of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation and its subsidiaries for the periods ended March 31, 2025 and 2024, as indicated in our report dated May 12, 2025; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 12, 2025

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

•
U.S. trade policy developments, tariffs and other trade restrictions;

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2025, our portfolio totaled $1,213.6 million and consisted of $503.0 million or 41% of first lien secured debt, $124.6 million or 10% of U.S. Government Securities, $17.9 million or 2% of second lien secured debt, $216.8 million or 18% of subordinated debt (including $140.3 million or 12% in PSLF) and $351.3 million or 29% of preferred and common equity (including $77.4 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 91% variable-rate investments and 9% fixed-rate investments. As of March 31, 2025, we had three portfolio companies on non-accrual, representing 1.6% and 0.4% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $40.7 million as of March 31, 2025. Our overall portfolio consisted of 158 companies with an average investment size of $6.9 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 12.0%.

As of September 30, 2024, our portfolio totaled $1,328.1 million and consisted of $667.9 million or 50% of first lien secured debt, $99.6 million or 8% of U.S. Government Securities, $67.2 million or 5% of second lien secured debt, $181.7 million or 14% of subordinated debt (including $115.9 million or 9% in PSLF) and $311.7 million or 23% of preferred and common equity (including $67.9 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 94% variable-rate investments and 6% fixed-rate investments. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 4.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $11.2 million as of September 30, 2024. Our overall portfolio consisted of 152 companies with an average investment size of $8.1 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 12.3%.

For the three months ended March 31, 2025, we invested $176.8 million in three new and 52 existing portfolio companies with a weighted average yield on debt investments of 10.7% (excluding U.S. Government Securities). For the three months ended March 31, 2025, sales and repayments of investments totaled $263.1 million (including $154.4 million was sold to PSLF) which excludes U.S. Government Securities. For the six months ended March 31, 2025, we invested $472.5 million in 15 new and 96 existing portfolio companies with a weighted average yield on debt investments of 10.6% (excluding U.S. Government Securities). For the six months ended March 31, 2025, sales and repayments of investments totaled $616.8 million (including $441.0 million was sold to PSLF) which excludes U.S. Government Securities.

For the three months ended March 31, 2024, we invested $188.5 million in six new and 43 existing portfolio companies with a weighted average yield on debt investments of 11.7% (excluding U.S. Government Securities). For the three months ended March 31, 2024, sales and repayments of investments totaled $176.2 million (including $103.1 million was sold to PSLF) which excludes U.S. Government Securities. For the six months ended March 31, 2024, we invested $419.6 million in 18 new and 60 existing portfolio companies with a weighted average yield on debt investments of 11.8% (excluding U.S. Government Securities). For the six months ended March 31, 2024, sales and repayments of investments totaled $247.2 million (including $154.0 million was sold to PSLF) which excludes U.S. Government Securities.

PennantPark Senior Loan Fund, LLC

As of March 31, 2025, PSLF’s portfolio totaled $1,392.9 million, consisted of 119 companies with an average investment size of $11.7 million and had a weighted average yield interest bearing debt investments of 10.4%.

As of September 30, 2024, PSLF’s portfolio totaled $1,031.2 million, consisted of 102 companies with an average investment size of $10.1 million and had a weighted average yield interest bearing debt investments of 11.3%.

For the three months ended March 31, 2025, PSLF invested $169.9 million (including $154.4 million were purchased from the Company) in eight new and 14 existing portfolio companies at weighted average yield interest bearing debt investments of 10.1%. PSLF’s sales and repayments of investments for the same period totaled $48.3 million. For the six months ended March 31, 2025, PSLF invested $523.7 million (including $441.0 million were purchased from the Company) in 23 new and 57 existing portfolio companies at weighted average yield interest bearing debt investments of 10.4%. PSLF’s sales and repayments of investments for the same period totaled $157.4 million.

For the three months ended March 31, 2024, PSLF invested $113.2 million (including $103.1 million were purchased from the Company) in 11 new and five existing portfolio companies at weighted average yield on interest bearing debt investments of 11.8%. PSLF’s sales and repayments of investments for the same period totaled $49.7 million. For the six months ended March 31, 2024, PSLF invested $194.2 million (including $154.0 million were purchased from the Company) in 16 new and 11 existing portfolio companies at weighted average yield on interest bearing debt investments of 12.2%. PSLF’s sales and repayments of investments for the same period totaled $78.9 million.

At-the-Market Offering

On June 4, 2024, we entered into Equity Distribution Agreements with Truist Securities, Inc. and Keefe, Bruyette & Woods, Inc. as the Sales Agents in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM Program. We may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with ATM Program offerings will not be made at price less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and six months ended March 31, 2025 and 2024, we did not issue any shares under the ATM program. On April 28, 2025, our registration statement pursuant to which shares were issued under the ATM Program expired.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $0.3 million of expenses relating to amendment costs on the Truist Credit Facility for both the three and six months ended March 31, 2025. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three and six months ended March 31, 2024 . ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three and six months ended March 31, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(1.4) million and $1.9 million, respectively. For the three and six months ended March 31, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $0.5 million and $(1.6) million, respectively. As of March 31, 2025 and September 30, 2024, the unrealized appreciation (depreciation) on the Truist Credit Facility totaled $3.0 million and $1.1 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income of $0.6 million and $1.3 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.8 million and $1.2 million, respectively, all of which pertains to U.S. federal excise tax.

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

For the three and six months ended March 31, 2025, the Company recognized a provision for taxes less than $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2024, the Company recognized a provision for taxes less than $(0.2) million and $(0.2) million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2025, the Company recognized a provision for taxes less than $0.1 million and zero, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2024, the Company recognized a provision for taxes less than $(0.8) million and $(0.7) million, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and six months ended March 31, 2025, the Company paid zero, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary, respectively. The state and local tax liability is zero as of March 31, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2025 and 2024.

Investment Income

For the three and six months ended March 31, 2025, investment income was $30.7 million and $64.9 million, respectively, which was attributable to $22.1 million and $47.3 million from first lien secured debt, $1.0 million and $3.0 million from second lien secured debt, $1.1 million and $2.2 million from subordinated debt and $6.5 million and $12.4 million from other investments, respectively. For the three and six months ended March 31, 2024, investment income was $36.0 million and $70.3 million, respectively, which was attributable to $27.8 million and $52.9 million from first lien secured debt, $2.8 million and $5.4 million from second lien secured debt, $0.1 million and $1.4 million from subordinated debt and $5.3 million and $10.6 million from preferred and common equity, respectively. The decrease in investment income for three and six months ended March 31, 2025, was primarily due to a decrease in our total portfolio size and a decrease in our weighted average yield on debt investments.

Expenses

For the three and six months ended March 31, 2025, expenses totaled $19.2 million and $40.4 million, respectively, and were comprised of $10.6 million and $22.4 million of debt related interest and expenses, $4.0 million and $8.3 million of base management fees, $2.4 million and $5.2 million of incentive fees, $1.6 million and $3.3 million of general and administrative expenses and $0.6 million and $1.3 million of provision for excise taxes, respectively. For the three and six months ended March 31, 2024, expenses totaled $21.7 million and $40.4 million, respectively, and were comprised of; $11.9 million and $21.4 million of debt-related interest and expenses, $4.1 million and $8.1 million of base management fees, $3.0 million and $6.3 million of incentive fees, $1.9 million and $3.3 million of general and administrative expenses and $0.8 million and $1.2 million of provision for excise taxes, respectively. The decrease in expenses for the three months ended March 31, 2025, was primarily due to decreases in interest and expenses on debt and incentive fees. Total expenses were flat for the six months ended March 31, 2025.

Net Investment Income

For the three and six months ended March 31, 2025, net investment income totaled $11.4 million and $24.4 million, or $0.18 per share and $0.37 per share, respectively. For the three and six months ended March 31, 2024, net investment income totaled $14.3 million and $29.9 million, or $0.22 per share and $0.46 per share, respectively. The decrease in net investment income was primarily due to a decrease in investment income and partially offset by a decrease in expenses.

Net Realized Gains or Losses

For the three and six months ended March 31, 2025, net realized gains (losses) totaled $(27.7) million and $(30.3) million, respectively. For the three and six months ended March 31, 2024, net realized gains (losses) totaled $(31.0) million and $(29.2) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $27.1 million and $29.5 million, respectively. For the three and six months ended March 31, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $33.2 million and $28.3 million, respectively. As of March 31, 2025 and September 30, 2024, our net unrealized appreciation (depreciation) on investments totaled $40.7 million and $11.2 million, respectively. The net change in unrealized depreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three and six months ended March 31, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(1.4) million and $1.9 million, respectively. For the three and six months ended March 31, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $0.5 million and $(1.6) million, respectively. As of March 31, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $3.0 million and $1.1 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2025, net increase (decrease) in net assets resulting from operations totaled $9.5 million and $25.5 million or $0.14 per share and $0.39 per share, respectively. For the three and six months ended March 31, 2024, net increase (decrease) in net assets resulting from operations totaled $16.1 million and $26.7 million or $0.25 per share and $0.41 per share, respectively. The change in net assets from operations for the six months ended March 31, 2025 was primarily due to a change in the net realized and unrealized depreciation in the portfolio primarily driven by changes in market conditions and decrease in net investment income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of March 31, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act was 178% and 164%, respectively.

For the six months ended March 31, 2025 and 2024, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on, 2026 Notes and 2026 Notes-2, was 6.1% and 6.5%, respectively.

As of March 31, 2025, we had the multi-currency Truist Credit Facility for up to $500 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2025 and September 30, 2024, we had $314.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.7% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2025 and September 30, 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of March 31, 2025 and September 30, 2024, we had $185.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of March 31, 2025, we were in compliance with the terms of the Truist Credit Facility.

As of March 31, 2025, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semiannually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of March 31, 2025, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

During the three and six months ended March 31, 2025 and 2024, we did not issue any shares under the ATM program. On April 28, 2025, our registration statement pursuant to which shares were issued under the ATM Program expired.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in May 2025 PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, and their respective staffs.

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

As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $32.6 million and $49.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the six months ended March 31, 2025, our operating activities provided cash of $161.1 million and our financing activities used cash of $178.3 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility and distributions paid to stockholders.

For the six months ended March 31, 2024, our operating activities used cash of $150.9 million and our financing activities provided cash of $147.5 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily from borrowings under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of March 31, 2025 and September 30, 2024, PSLF had total assets of $1,463.5 million and $1,073.4 million, respectively and its investment portfolio consisted of debt investments in 119 and 102 portfolio companies, respectively. As of the March 31, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of March 31, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $31.0 million and the five largest investments totaled $129.0 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of March 31, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2024, our investment in PSLF consisted of subordinated notes of $115.9 million and equity interests of $67.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of March 31, 2025 and September 30, 2024 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of March 31, 2025 and September 30, 2024, there were $246.0 million and $246.0 million, respectively, of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of March 31, 2025, there was $328.0 million of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2025 (Unaudited)	September 30, 2024
Total investments	$1,392,934	$1,031,225
Weighted average cost yield on income producing investments	10.4%	11.3%
Number of portfolio companies in PSLF	119	102
Largest portfolio company investment at fair value	$30,952	$25,073
Total of five largest portfolio company investments at fair value	$129,034	$109,927

Below is a listing of PSLF’s individual investments as of March 31, 2025 (par and $ in thousands):

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1002.1%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	8.82%	SOFR+450	19,980	$19,773	$19,980
ACP Avenu Buyer, LLC	10/02/29	Business Services	9.56%	SOFR+525	7,628	7,501	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	9.81%	SOFR+550	15,273	15,020	15,426
AFC - Dell Holding Corp.	04/09/27	Distribution	9.81%	SOFR+550	16,201	16,068	16,120
Ad.net Acquisition, LLC	05/07/26	Media	10.56%	SOFR+626	4,813	4,813	4,813
Aechelon Technology	08/16/29	Aerospace and Defense	11.82%	SOFR+750	4,900	4,810	4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	10.42%	SOFR+1094	14,973	14,803	11,979
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.67%	SOFR+635	13,837	13,824	13,698
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.20%	SOFR+590	14,275	14,221	14,275
Applied Technical Services, LLC	12/29/26	Environmental Services	10.20%	SOFR+590	15,620	15,510	15,620
Arcfield Acquisition Corp.	10/28/31	Aerospace and Defense	9.30%	SOFR+500	14,963	14,940	14,888
Archer Lewis, LLC	08/28/29	Healthcare, Education and Childcare	10.05%	SOFR+575	15,660	15,488	15,660
Argano, LLC	09/13/29	Business Services	10.07%	SOFR+575	14,925	14,796	14,746
BLC Holding Company, INC.	11/20/30	Environmental Services	9.05%	SOFR+475	12,074	11,997	12,013
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.80%	SOFR+550	24,732	24,402	24,485
Best Practice Associates, LLC	11/08/29	Aerospace and Defense	11.05%	SOFR+675	19,950	19,683	19,701
Beta Plus Technologies, Inc.	07/02/29	Business Services	10.05%	SOFR+575	14,625	14,432	14,223
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	10.05%	SOFR+575	6,661	6,559	6,661
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	10.82%	SOFR+650	8,843	8,761	8,754
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	9.70%	SOFR+540	25,375	25,077	24,931
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.30%	SOFR+600	21,181	21,143	21,075
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	9.65%	SOFR+535	6,218	5,932	5,510
By Light professional IT Services, LLC	11/16/26	Business Services	10.79%	SOFR+647	14,824	14,771	14,824
C5MI Acquisition, LLC	07/31/29	Business Services	10.30%	SOFR+600	7,463	7,366	7,463
CF512, Inc.	08/20/26	Media	10.50%	SOFR+619	9,089	8,997	8,953
Carisk Buyer, Inc.	12/01/29	Healthcare, Education and Childcare	9.55%	SOFR+525	11,427	11,327	11,313
Carnegie Dartlet, LLC	02/07/30	Education	9.82%	SOFR+550	22,770	22,459	22,542
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.05%	SOFR+575	21,993	21,795	21,993
Case Works, LLC	10/01/29	Business Services	9.55%	SOFR+525	10,488	10,412	10,425
Commercial Fire Protection Holdings, LLC	09/23/30	Business Services	9.05%	SOFR+475	20,936	20,831	20,779
Compex Legal Services, Inc.	02/09/26	Business Services	9.89%	SOFR+545	934	934	934
Confluent Health, LLC	11/30/28	Healthcare, Education and Childcare	11.82%	SOFR+750	1,960	1,960	1,960
Connatix Buyer, Inc.	07/13/27	Media	10.05%	SOFR+576	8,670	8,658	8,670
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	9.69%	SOFR+536	5,298	5,264	5,259
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.67%	SOFR+535	30,952	30,833	30,952
DRI Holding Inc.	12/21/28	Media	9.67%	SOFR+535	5,800	5,432	5,745
DRS Holdings III, Inc.	11/03/25	Consumer Products	9.55%	SOFR+525	4,641	4,637	4,632
Duggal Acquisition, LLC	09/30/30	Marketing Services	9.05%	SOFR+475	4,975	4,933	4,950
Dynata, LLC - First Out Term Loan	07/17/28	Business Services	9.58%	SOFR+526	1,584	1,485	1,576
Dynata, LLC - Last Out Term Loan	10/16/28	Business Services	10.08%	SOFR+576	9,719	9,719	8,984
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.05%	SOFR+575	23,301	23,015	23,301
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	10.81%	SOFR+650	12,187	12,010	12,187
Emergency Care Partners, LLC	10/18/27	Healthcare, Education and Childcare	9.80%	SOFR+550	6,965	6,923	6,965
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.07%	SOFR+575	7,218	7,125	7,218
Exigo Intermediate II, LLC	03/15/27	Business Services	10.67%	SOFR+635	9,601	9,526	9,601
Fairbanks Morse Defense	06/23/30	Aerospace and Defense	8.80%	SOFR+450	3,465	3,401	3,443
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	11.46%	SOFR+715	4,181	4,126	4,150
GGG Midco, LLC	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.30%	SOFR+500	12,548	12,434	12,423
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	9.92%	SOFR+560	6,610	6,604	6,345
Graffiti Buyer, Inc.	08/10/27	Distribution	9.91%	SOFR+560	3,979	3,942	3,910
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.72%	SOFR+550	7,940	7,856	7,940
HV Watterson Holdings, LLC	12/17/26	Business Services	12% (PIK 4%)		15,452	15,353	12,887
HW Holdco, LLC	05/10/26	Media	10.21%	SOFR+590	23,813	23,719	23,813
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	9.93%	SOFR+560	6,146	6,146	6,115
Harris & Co. LLC	08/09/30	Financial Services	9.32%	SOFR+500	19,279	19,150	19,279
Hills Distribution, Inc	11/08/29	Distribution	10.32%	SOFR+600	14,220	14,050	14,078
IG Investments Holdings, LLC	09/22/28	Business Services	9.29%	SOFR+500	4,372	4,321	4,328
Imagine Acquisitionco, LLC	11/15/27	Business Services	9.42%	SOFR+510	5,481	5,424	5,467
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	9.80%	SOFR+550	13,820	13,677	13,820
Infolinks Media Buyco, LLC	11/01/26	Media	9.80%	SOFR+550	13,053	13,000	13,053
Inovex Information Systems Incorporated	12/17/30	Business Services	9.57%	SOFR+525	6,000	5,960	5,955
Inventus Power, Inc.	06/30/25	Consumer Products	11.94%	SOFR+761	13,035	12,994	13,035
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.45%	SOFR+615	13,701	13,568	13,050
LAV Gear Holdings, Inc. (4)	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment			4,761	4,690	3,537
LAV Gear Holdings, Inc. - Incremental TL	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	10.00%		128	119	161
Lash OpCo, LLC	02/18/27	Consumer Products	12.14% (PIK 5.1%	SOFR+785	20,984	20,901	20,564
Lightspeed Buyer Inc.	02/03/27	Healthcare, Education and Childcare	9.05%	SOFR+475	20,217	20,114	20,217
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	9.07%	SOFR+475	7,675	7,583	7,675
MAG DS Corp.	04/01/27	Aerospace and Defense	9.90%	SOFR+560	8,221	7,914	7,645
MDI Buyer Inc.	07/25/28	Chemicals, Plastics and Rubber	9.31%	SOFR+500	19,830	19,649	19,532
Magenta Buyer, LLC -First out	07/31/28	Software	11.30%	SOFR+701	450	450	405
Magenta Buyer, LLC -Second out	07/31/28	Software	12.30%	SOFR+801	586	586	297

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Magenta Buyer, LLC -Third out	07/31/28	Software	11.55%	SOFR+726	2,164	2,164	590
Marketplace Events Acquisition, LLC	12/19/30	Media	9.47%	SOFR+525	20,000	19,819	19,800
MBS Holdings, Inc.	04/16/27	Telecommunications	9.35%	SOFR+510	8,287	8,229	8,287
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.95%	SOFR+565	2,915	2,882	2,872
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.55%	SOFR+625	19,700	19,572	19,799
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.80%	SOFR+550	7,920	7,822	7,060
Michael Baker International, LLC	12/18/28	Business Services	8.32%	SOFR+400	497	497	496
MOREgroup Holdings, LLC	01/16/30	Business Services	9.55%	SOFR+525	19,800	19,551	19,800
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.45%	SOFR+515	9,624	9,547	9,624
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	9.92%	SOFR+560	7,316	7,285	7,316
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.65%	SOFR+635	20,193	19,941	20,193
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	9.55%	SOFR+525	18,073	17,840	17,937
One Stop Mailing, LLC	05/07/27	Transportation	10.69%	SOFR+636	8,336	8,241	8,336
OSP Embedded Purchaser, LLC	12/17/29	Aerospace and Defense	10.05%	SOFR+575	19,022	18,880	18,737
Owl Acquisition, LLC	02/04/28	Education	9.67%	SOFR+535	3,890	3,818	3,832
PCS Midco, Inc.	03/01/30	Financial Services	10.05%	SOFR+575	5,782	5,713	5,811
PL Acquisitionco, LLC	11/09/27	Retail	11.50% (PIK 7.0%)	SOFR+725	8,459	8,384	5,921
Pacific Purchaser, LLC	10/02/28	Business Services	10.53%	SOFR+625	12,838	12,645	12,889
PAR Excellence Holdings, Inc.	09/03/30	Healthcare, Education and Childcare	9.32%	SOFR+500	9,975	9,887	9,875
RRA Corporate, LLC	08/15/29	Business Services	9.55%	SOFR+525	3,980	3,947	3,881
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.05%	SOFR+575	24,825	24,454	24,266
Radius Aerospace, Inc.	03/29/27	Aerospace and Defense	10.48%	SOFR+615	11,837	11,770	11,541
Rancho Health MSO, Inc.	06/20/29	Healthcare, Education and Childcare	9.57%	SOFR+525	22,854	22,779	22,854
Recteq, LLC	01/29/26	Consumer Products	11.45%	SOFR+715	9,600	9,566	9,552
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	9.30%	SOFR+500	3,911	3,907	3,911
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.04%	SOFR+575	5,449	5,374	5,340
S101 Holdings Inc.	12/29/26	Electronics	9.96%	SOFR+565	9,881	9,789	9,881
Sabel Systems Technology Solutions, LLC	10/31/30	Business Services	10.55%	SOFR+625	11,970	11,868	11,970
Sales Benchmark Index LLC	07/07/26	Business Services	10.50%	SOFR+620	6,657	6,622	6,657
Seacoast Service Partners, LLC	12/20/29	Diversified Conglomerate Service	9.30%	SOFR+500	4,988	4,949	4,883
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.45%	SOFR+615	14,625	14,453	13,784
Sigma Defense Systems, LLC	12/20/27	Telecommunications	11.20%	SOFR+690	24,400	24,199	24,400
Solutionreach, Inc.	07/17/25	Communications	11.44%	SOFR+715	9,239	9,232	9,211
SpendMend Holdings, LLC	03/01/28	Business Services	9.45%	SOFR+515	9,461	9,284	9,461
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/04/29	Transportation	12.67%	SOFR+835	1,912	1,813	1,893
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/04/29	Transportation	11.91%	SOFR+760	4,439	2,461	2,219
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	8.55%	SOFR+425	3,536	3,398	2,917
SV- Aero Holdings, LLC (Aeronix)	11/01/30	Aerospace and Defense	9.55%	SOFR+525	14,906	14,840	14,906
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	9.28%	SOFR+500	17,002	16,874	17,070
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	10.80%	SOFR+650	9,900	9,766	9,900
TPC US Parent, LLC	11/24/25	Food	10.21%	SOFR+590	11,334	11,298	11,334
Team Services Group, LLC	12/20/27	Healthcare, Education and Childcare	9.54%	SOFR+525	9,630	9,446	9,347
Teneo Holdings LLC	03/13/31	Business Services	9.07%	SOFR+475	2,970	2,941	2,970
The Bluebird Group LLC	07/27/26	Business Services	10.20%	SOFR+590	17,377	17,307	17,377
The Vertex Companies, LLC	08/31/28	Business Services	9.31%	SOFR+500	14,554	14,449	14,453
Transgo, LLC	12/29/28	Auto Sector	10.07%	SOFR+575	17,867	17,691	17,957
Tyto Athene, LLC	04/01/28	Aerospace and Defense	9.21%	SOFR+490	11,393	11,318	11,257
Urology Management Holdings, Inc.	06/15/27	Healthcare, Education and Childcare	9.80%	SOFR+550	12,444	12,371	12,419
US Fertility Enterprises, LLC	10/07/31	Healthcare, Education and Childcare	8.83%	SOFR+450	4,988	4,941	4,988
VRS Buyer, Inc.	11/21/30	Business Services	9.08%	SOFR+475	9,000	8,941	8,933
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.30%	SOFR+600	23,231	23,016	23,130
Zips Car Wash, LLC (4)	03/31/28	Business Services			19,172	18,484	14,906
Total First Lien Secured Debt						1,403,961	1,389,969
Equity Securities - 2.1%
New Insight Holdings, Inc. - Common Equity	—	Business Services	—	—	134,330	2,351	2,965
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers, Packaging and Glass	—	—	1,988	—	—
Total Equity Securities						2,351	2,965
Total Investments - 1004.3%						1,406,312	1,392,934
Cash and Cash Equivalents - 44.8%
JPMorgan U.S. Government Money Market Fund			4.24%			16,954	16,954
Goldman Sachs Financial Square Government Fund			4.22%			9,141	9,141
BlackRock Federal FD Institutional 81			4.22%			2,221	2,221
Non-Money Market Cash						33,885	33,885
Total Cash and Cash Equivalents						62,201	62,201
Total Investments and Cash Equivalents - 1,049.1%						$1,468,513	$1,455,135
Liabilities in Excess of Other Assets — (949.1)%							(1,316,433)
Members' Equity—100.0%							$138,702
(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate ("S" or "SOFR"). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1MS, 2MS, 3MS, or 6MS, respectively), at the borrower’s option. All securities are subject to the SOFR floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF's accounting policy.
(3)
All investments are in US Companies unless noted otherwise.
(4)
Non-accrual security

Below is a listing of PSLF’s individual investments as of September 30, 2024 (par and $ in thousands):

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 916.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622
One Stop Mailing, LLC	5/7/2027	Transportation	11.21%	SOFR+636	8,380	8,256	8,380
Owl Acquisition, LLC	2/4/2028	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC	5/18/2026	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/2/2028	Business Services	11.51%	SOFR+600	12,903	12,682	12,877

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
PCS Midco, Inc.	3/1/2030	Financial Services	10.81%	SOFR+575	5,812	5,735	5,812
PL Acquisitionco, LLC	11/9/2027	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	4/28/2028	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	1/29/2026	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	6/21/2025	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/2026	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	1/3/2025	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	7/17/2025	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	3/1/2028	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2029	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/2025	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	6/6/2025	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+510	9,661	9,462	9,537
Teneo Holdings LLC	3/13/2031	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	7/27/2026	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	8/31/2027	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/2028	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/1/2029	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	2/27/2027	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/2024	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1%
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5%						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6%
BlackRock Federal FD Institutional 30						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1)%						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)%							(955,549)
Members' Equity—100.0%							$112,271
(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate ("S" or "SOFR"). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to the SOFR floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF's accounting policy .
(3)
All investments are in US Companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSLF, ($ in thousands):

	March 31, 2025 (Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,406,312 and $1,036,305, respectively)	$1,392,934	$1,031,225
Cash and cash equivalents (cost—$62,201 and $36,595, respectively)	62,201	36,595
Interest receivable	5,613	5,089
Prepaid expenses and other assets	2,672	372
Due from affiliate	33	71
Total assets	1,463,453	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively)	325,932	—
2034 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,866	244,672
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,314	244,118
Credit facility payable	227,100	247,600
Subordinated notes payable to members	250,808	191,546
Payable for investments purchased	—	7,314
Interest payable on credit facility and asset backed debt	15,446	12,525
Distribution payable to members	10,000	8,000
Interest payable on subordinated notes to members	5,010	4,372
Accounts payable and accrued expenses	1,272	934
Due to affiliate	3	—
Total liabilities	1,324,751	961,081

Members' equity	138,702	112,271
Total liabilities and members' equity	$1,463,453	$1,073,352
(1)
As of March 31, 2025 and September 30, 2024, PSLF had zero unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Investment income:
Interest	$35,427	$27,839	$68,380	$54,946
Other income	306	334	829	474
Total investment income	35,733	28,173	69,209	55,420
Expenses:
Interest expense on credit facility and asset-backed debt	17,294	13,338	32,937	25,978
Interest expense on subordinated notes to members	7,434	6,067	14,777	11,911
Administration fees	899	602	1,677	1,170
General and administrative expenses	300	223	696	420
Total expenses	25,927	20,230	50,087	39,479
Net investment income	9,806	7,943	19,122	15,941
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	—	(2,126)	—
Net change in unrealized appreciation (depreciation) on investments	(6,386)	1,392	(8,304)	2,335
Net realized and unrealized gain (loss) on investments	(6,386)	1,392	(10,430)	2,335
Net increase (decrease) in members' equity resulting from operations	$3,420	$9,335	$8,692	$18,276

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

During the three and six months ended March 31, 2025, we declared distributions of $0.24 and $0.48 per share, for total distributions of $15.7 million and $31.3 million, respectively. During the three and six months ended March 31, 2024, we declared distributions of $0.21 and $0.42 per share, for total distributions of $13.7 million and $27.4 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2025, the effect of which was not material to the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect was not material to the consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, our debt portfolio consisted of 91% variable-rate investments and 9% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(3,710)	$(0.06)
Up 1%	3,710	0.06
Up 2%	7,419	0.11
Up 3%	11,129	0.17
Up 4%	14,863	0.23

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed on November 26, 2024, which could materially affect our business, financial condition and/or operating results. The risks as in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks facing PennantPark Investment Corp. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies.

There have been significant changes to U.S. trade policies, treaties and tariffs, and in the future there may be additional significant changes. Existing or new tariffs imposed on foreign goods imported by the U.S. or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect our portfolio companies or our business, financial condition or results of operations.

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

10.1

Notice of Commitment Increase Request, dated as of February 7, 2025, by PennantPark Investment Corporation to Truist Bank, as Administrative Agent on Form 10-Q (File No. 814-00736), filed on February 10, 2025.

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 12, 2025	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)