Form 10-Q
period 2025-06-30
PENNANTPARK INVESTMENT CORP
filed 2025-08-11
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 11, 2025 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$723,149 and $916,168, respectively)	$729,787	$910,323
Non-controlled, affiliated investments (amortized cost—$58,443 and $56,734, respectively)	7,484	33,423
Controlled, affiliated investments (amortized cost—$349,671 and $343,970, respectively)	434,353	384,304
Total investments (amortized cost—$1,131,263 and $1,316,872, respectively)	1,171,624	1,328,050
Cash and cash equivalents (cost—$70,408 and $49,833, respectively)	70,546	49,861
Interest receivable	4,600	5,261
Distribution receivable	5,832	5,417
Due from affiliates	90	228
Prepaid expenses and other assets	196	269
Total assets	1,252,888	1,389,086
Liabilities
Truist Credit Facility payable, at fair value (cost—$316,456 and $461,456, respectively)	$316,384	460,361
2026 Notes payable (par— $150,000, unamortized deferred financing cost of $753 and $1,429, respectively)	149,247	148,571
2026 Notes-2 payable (par— $165,000, unamortized deferred financing cost of $1,280 and $1,920, respectively)	163,720	163,080
Payable for investment purchased	124,720	100,096
Interest payable on debt	2,919	6,406
Distributions payable	5,224	5,224
Base management fee payable	3,889	4,297
Accounts payable and accrued expenses	3,698	4,053
Incentive fee payable	2,502	3,057
Due to affiliate	—	33
Total liabilities	772,303	895,178
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	743,968	743,968
Accumulated deficit	(263,448)	(250,125)
Total net assets	$480,585	$493,908
Total liabilities and net assets	$1,252,888	$1,389,086
Net asset value per share	$7.36	$7.56

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest	$12,659	$17,383	$46,411	$61,353
Payment-in-kind	1,569	1,904	4,554	2,093
Dividend income	560	977	1,566	2,292
Other income	617	392	1,319	2,595
From non-controlled, affiliated investments:
Payment-in-kind	—	—	—	347
From controlled, affiliated investments:
Interest	8,217	7,966	23,360	19,389
Payment-in-kind	355	995	1,178	2,484
Dividend income	5,578	7,387	16,008	16,765
Other income	—	—	27	—
Total investment income	29,555	37,004	94,423	107,318
Expenses:
Interest and expenses on debt	9,196	11,482	31,254	32,906
Base management fee	3,889	4,216	12,174	12,357
Incentive fee	2,502	3,345	7,682	9,684
General and administrative expenses	1,050	1,030	3,450	3,623
Administrative services expenses	450	450	1,400	1,189
Expenses before amendment costs, debt issuance costs and provision for taxes	17,087	20,523	55,960	59,759
Provision for taxes on net investment income	670	735	1,920	1,902
Credit facility amendment and debt issuance costs	—	—	324	—
Net expenses	17,757	21,258	58,204	61,661
Net investment income	11,798	15,746	36,219	45,657
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(475)	(1,590)	(30,749)	(444)
Non-controlled and controlled, affiliated investments	—	(5,305)	—	(35,474)
Provision for taxes on realized gain on investments	(1)	—	(50)	(177)
Net realized gain (loss) on investments and debt	(476)	(6,895)	(30,799)	(36,095)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(547)	(1,614)	12,594	(15,412)
Non-controlled and controlled, affiliated investments	347	(3,483)	16,699	38,592
Provision for taxes on unrealized appreciation (depreciation) on investments	—	—	—	(680)
Debt appreciation (depreciation)	(2,972)	(8)	(1,023)	(1,578)
Net change in unrealized appreciation (depreciation) on investments and debt	(3,172)	(5,105)	28,270	20,922
Net realized and unrealized gain (loss) from investments and debt	(3,648)	(12,000)	(2,529)	(15,173)
Net increase (decrease) in net assets resulting from operations	$8,150	$3,746	$33,690	$30,484
Net increase (decrease) in net assets resulting from operations per common share	$0.12	$0.06	$0.52	$0.47
Net investment income per common share	$0.18	$0.24	$0.55	$0.70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income	$11,798	$15,746	$36,219	$45,657
Net realized gain (loss) on investments and debt	(475)	(6,895)	(30,749)	(35,918)
Net change in unrealized appreciation (depreciation) on investments	(200)	(5,097)	29,293	23,180
Net change in provision for taxes on net realized gain (loss) on investments	(1)	—	(50)	(177)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	—	—	(680)
Net change in unrealized appreciation (depreciation) on debt	(2,972)	(8)	(1,023)	(1,578)
Net increase (decrease) in net assets resulting from operations	8,150	3,746	33,690	30,484
Distributions to stockholders:
Distribution of net investment income	(15,671)	(14,355)	(47,013)	(41,751)
Total distributions to stockholders	(15,671)	(14,355)	(47,013)	(41,751)
Capital Transactions:
Public offering	—	552	—	552
Offering costs	—	(250)	—	(250)
Net increase in net assets resulting from capital transactions	—	302	—	302
Net increase (decrease) in net assets	(7,521)	(10,307)	(13,323)	(10,965)
Net assets:
Beginning of period	488,106	501,529	493,908	502,187
End of period	$480,585	$491,222	$480,585	$491,222
Capital share activity:
Shares issued from public offering	—	71,594	—	71,594

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$33,690	$30,484
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(29,293)	(23,180)
Net change in unrealized appreciation (depreciation) on debt	1,023	1,578
Net realized (gain) loss on investments	30,749	35,918
Net accretion of discount and amortization of premium	(3,144)	(2,102)
Purchases of investments	(908,102)	(752,062)
Payment-in-kind income	(5,732)	(4,924)
Proceeds from dispositions of investments	1,071,812	589,390
Amortization of deferred financing costs	1,316	1,316
(Increase) decrease in:
Interest receivable	661	1,252
Distribution receivable	(415)	(2,885)
Due from affiliate	138	(139)
Prepaid expenses and other assets	73	3,386
Increase (decrease) in:
Due to affiliate	(33)	(4,066)
Payable for investments purchased	24,624	(35,398)
Interest payable on debt	(3,487)	(3,107)
Base management fee payable, net	(408)	301
Incentive fee payable	(555)	35
Accounts payable and accrued expenses	(355)	(3,536)
Net cash provided by (used in) operating activities	212,562	(167,739)
Cash flows from financing activities:
Proceeds from public offering	$—	$552
Offering costs	—	(250)
Distributions paid to stockholders	(47,014)	(50,222)
Borrowings under Truist Credit Facility	97,000	423,036
Repayments under Truist Credit Facility	(242,000)	(185,000)
Net cash provided by (used in) financing activities	(192,014)	188,116
Net increase (decrease) in cash equivalents	20,548	20,377
Effect of exchange rate changes on cash	137	—
Cash and cash equivalents, beginning of period	49,861	38,775
Cash and cash equivalents, end of period	$70,546	$59,152
Supplemental disclosure of cash flow information:
Interest paid	$33,425	$34,697
Taxes paid	$2,850	$6,308
Non-cash exchanges and conversions	$23,229	$28,835
Non-cash purchases and disposition of investments	$26,250	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 151.9% (1), (2)
First Lien Secured Debt - 84.3% of Net Assets
A1 Garage Merger Sub, LLC - Unfunded Revolver (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	$-	$-
ACP Avenu Buyer, LLC	10/02/2029	Business Services	9.03%	3M SOFR+475	5,930	5,886	5,871
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	04/21/2027	Business Services	—	—	3,479	-	(17)
ACP Avenu Buyer, LLC - Unfunded Revolver (7)	10/02/2029	Business Services	—	—	2,436	-	(24)
ACP Falcon Buyer, Inc. - Unfunded Revolver (7)	08/01/2029	Business Services	—	—	2,533	-	-
Ad.net Acquisition, LLC - Funded Revolver	05/07/2026	Media	10.56%	3M SOFR+626	292	292	292
Ad.net Acquisition, LLC - Unfunded Revolver (7)	05/07/2026	Media	—	—	152	-	-
Adweek Purchaser, LLC	05/30/2027	Printing and Publishing	11.30%	3M SOFR+700	2,000	1,972	2,000
Adweek Purchaser, LLC - Unfunded Term Loan (7)	11/30/2025	Printing and Publishing	—	—	400	-	6
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	10.83%	3M SOFR+650	11,760	11,653	11,760
Aechelon Technology, Inc. - Unfunded Revolver (7)	08/16/2029	Aerospace and Defense	—	—	2,724	-	-
AFC Dell Holding Corp.	04/09/2027	Distribution	9.83%	3M SOFR+550	67	67	67
AFC Dell Holding Corp. - Unfunded Term Loan (7)	04/09/2027	Distribution	—	—	4,428	-	(22)
Atlas Purchaser, Inc. - Third Out (10)	05/06/2028	Telecommunications	—	—	8,840	7,706	3,492
Atlas Purchaser, Inc. - Fourth Out (10)	05/06/2028	Telecommunications	—	—	4,760	794	262
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	06/30/2026	Media	10.20%	3M SOFR+590	691	691	691
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (7)	06/30/2026	Media	—	—	921	-	-
Arcfield Acquisition Corp. - Unfunded Revolver (7)	10/28/2031	Aerospace and Defense	—	—	1,688	-	(8)
Archer Lewis, LLC - Unfunded Term Loan B (7)	08/28/2026	Healthcare, Education and Childcare	—	—	6,821	-	68
Archer Lewis, LLC - Unfunded Revolver (7)	08/28/2029	Healthcare, Education and Childcare	—	—	1,304	-	-
Argano, LLC.	09/13/2029	Business Services	10.07%	3M SOFR+575	10,461	10,359	10,366
Argano, LLC. - Unfunded Term Loan (7)	10/02/2026	Business Services	—	—	2,483	-	2
Argano, LLC. - Unfunded Revolver (7)	09/13/2029	Business Services	—	—	794	-	(7)
Azureon, LLC	06/26/2029	Diversified Conglomerate Service	10.05%	3M SOFR+575	9,835	9,728	9,609
Azureon, LLC - Funded Revolver	06/26/2029	Diversified Conglomerate Service	10.07%	3M SOFR+575	464	464	453
Azureon, LLC - Unfunded Revolver (7)	06/26/2029	Diversified Conglomerate Service	—	—	696	-	(16)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (7)	12/22/2025	Healthcare, Education and Childcare	—	—	3,838	-	-
Beacon Behavioral Support Service, LLC - Funded Revolver	06/21/2029	Healthcare, Education and Childcare	9.80%	3M SOFR+550	782	782	774
Beacon Behavioral Support Service, LLC - Unfunded Revolver (7)	06/21/2029	Healthcare, Education and Childcare	—	—	261	-	(3)
Berwick Industrial Park	08/02/2025	Buildings and Real Estate	13.00%	—	4,000	4,006	3,920
Best Practice Associates, LLC - Unfunded Revolver (7)	11/08/2029	Aerospace and Defense	—	—	1,929	-	(24)
Beta Plus Technologies, Inc.	07/02/2029	Business Services	10.05%	3M SOFR+575	4,863	4,804	4,753
Big Top Holdings, LLC - Unfunded Revolver (7)	02/28/2030	Manufacturing/Basic Industry	—	—	1,155	-	-
BioDerm, Inc. - Funded Revolver	01/31/2028	Healthcare, Education and Childcare	10.82%	3M SOFR+650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	9.72%	3M SOFR+540	1,270	1,265	1,254
Blackhawk Industrial Distribution, Inc. - Funded Revolver	09/17/2026	Distribution	9.70%	3M SOFR+540	2,671	2,671	2,638
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	09/17/2026	Distribution	—	—	2,186	-	(27)
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2026	Business Services	—	—	9,768	-	73
BLC Holding Company, Inc. - Unfunded Revolver (7)	11/20/2030	Business Services	—	—	3,005	-	-
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2030	Conglomerate Manufacturing	—	—	1,306	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Capital Construction, LLC	10/22/2026	Consumer Services	10.05%	3M SOFR+575	3,659	$3,631	$3,631
Capital Construction, LLC - Unfunded Term Loan A (7)	07/31/2025	Consumer Services	—	—	1,950	-	-
Capital Construction, LLC - Unfunded Term Loan B (7)	12/30/2025	Consumer Services	—	—	6,613	-	-
Carisk Buyer, Inc. - Unfunded Term Loan (7)	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	48
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	11
Carisk Buyer, Inc. - Unfunded Revolver (7)	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	-
Carnegie Dartlet, LLC	02/07/2030	Education	9.83%	3M SOFR+550	2,331	2,309	2,308
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/09/2026	Education	—	—	7,680	-	-
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2030	Education	—	—	3,339	-	(33)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	10.30%	3M SOFR+600	23,555	23,281	23,555
Cartessa Aesthetics, LLC - Funded Revolver	06/14/2028	Distribution	10.30%	3M SOFR+600	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/14/2028	Distribution	—	—	2,297	-	-
Case Works, LLC - Unfunded Term Loan (7)	10/01/2025	Business Services	—	—	852	-	(12)
Case Works, LLC - Funded Revolver	10/01/2029	Business Services	9.55%	3M SOFR+525	1,415	1,415	1,383
Case Works, LLC - Unfunded Revolver (7)	10/01/2029	Business Services	—	—	472	-	(11)
CF512, Inc. - Funded Revolver	08/20/2026	Media	10.60%	3M SOFR+627	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/20/2026	Media	—	—	827	-	(8)
CJX Borrower, LLC	07/13/2027	Media	9.97%	3M SOFR+576	285	278	285
CJX Borrower, LLC - Unfunded Term Loan (7)	07/13/2027	Media	—	—	185	-	34
CJX Borrower, LLC - Funded Revolver	07/13/2027	Media	10.07%	3M SOFR+576	818	818	818
CJX Borrower, LLC - Unfunded Revolver (7)	07/13/2027	Media	—	—	1,057	-	-
Compex Legal Services, Inc. - Funded Revolver	02/07/2026	Business Services	9.78%	3M SOFR+555	393	393	393
Compex Legal Services, Inc. - Unfunded Revolver (7)	02/07/2026	Business Services	—	—	262	-	-
Cornerstone Advisors of Arizona, LLC	05/13/2032	Consulting Services	9.05%	3M SOFR+475	6,000	5,970	5,970
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2032	Consulting Services	—	—	797	-	(4)
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2026	Business Services	—	—	6,630	-	50
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Unfunded Revolver (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	-	(3)
C5MI Acquisition, LLC	07/31/2029	Business Services	10.30%	3M SOFR+600	2,469	2,437	2,469
C5MI Acquisition, LLC - Funded Revolver	07/31/2029	Business Services	10.33%	3M SOFR+600	964	964	964
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2029	Business Services	—	—	3,169	-	-
Dr. Squatch, LLC - Unfunded Revolver (7)	08/31/2027	Media	—	—	2,326	-	-
DRS Holdings III, Inc.	11/03/2025	Consumer Products	9.57%	3M SOFR+525	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/03/2025	Consumer Products	—	—	608	-	(4)
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2026	Marketing Services	—	—	2,042	-	20
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2030	Marketing Services	—	—	2,561	-	-
Dynata, LLC - Last-Out Term Loan	10/16/2028	Business Services	10.09%	3M SOFR+576	84	84	73
EDS Buyer, LLC - Unfunded Revolver (7)	12/22/2028	Aerospace and Defense	—	—	1,915	-	5
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/19/2026	Healthcare, Education and Childcare	—	—	2,185	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	08/20/2029	Business Services	8.81%	3M SOFR+451	3,391	3,041	2,882
ETE Intermediate II, LLC	05/29/2029	Personal, Food and Miscellaneous Services	9.58%	3M SOFR+525	553	550	553
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Personal, Food and Miscellaneous Services	9.58%	3M SOFR+525	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	2,264	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/15/2027	Business Services	10.68%	3M SOFR+635	23,940	23,787	23,940
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/15/2027	Business Services	—	—	1,856	-	-
Express Wash Intermediate, LLC	04/10/2031	Auto Sector	10.46%	3M SOFR+625	10,000	9,952	9,940
Express Wash Intermediate, LLC - Unfunded Revolver (7)	04/10/2031	Auto Sector	—	—	609	-	(4)
First Medical Associates	06/13/2031	Healthcare, Education and Childcare	10.07%	3M SOFR+575	4,500	4,455	4,455
First Medical Associates - Unfunded Term Loan (7)	06/13/2027	Healthcare, Education and Childcare	—	—	3,000	-	-
First Medical Associates - Unfunded Revolver (7)	06/13/2031	Healthcare, Education and Childcare	—	—	600	-	-
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	3M SOFR+715	197	197	193
			(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	-	(7)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Gauge ETE Blocker, LLC - Promissory Note	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	277	$277	$277
GGG MIDCO, LLC	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.32%	3M SOFR+500	6,175	6,116	6,175
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	4,111	-	41
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	-	-
Graffiti Buyer, Inc.	08/10/2027	Distribution	9.92%	3M SOFR+560	246	244	241
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	08/10/2027	Distribution	—	—	831	-	(10)
Graffiti Buyer, Inc. - Unfunded Revolver (7)	08/10/2027	Distribution	—	—	769	-	(15)
Halo Buyer, Inc.	08/07/2029	Consumer Products	10.33%	3M SOFR+600	16,958	16,800	16,449
Halo Buyer, Inc. - Funded Revolver	08/07/2029	Consumer Products	12.50%	3M SOFR+500	495	495	464
Halo Buyer, Inc. - Unfunded Revolver (7)	08/07/2029	Consumer Products	—	—	2,203	-	(135)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.93%	3M SOFR+560	750	750	746
Harris & Co. LLC	08/09/2030	Financial Services	9.33%	3M SOFR+500	8,457	8,385	8,457
Harris & Co. LLC - Unfunded Term Loan B (7)	02/09/2026	Financial Services	—	—	7,461	-	65
Harris & Co. LLC - Unfunded Revolver (7)	08/09/2030	Financial Services	—	—	4,529	-	-
Hills Distribution, Inc.	11/08/2029	Distribution	10.32%	3M SOFR+600	7,805	7,737	7,805
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/07/2025	Distribution	—	—	1,280	-	13
HV Watterson Holdings, LLC	12/17/2026	Business Services	12.00%	—	288	287	181
			(PIK 4.00%)
HV Watterson Holdings, LLC - Funded Revolver	12/17/2026	Business Services	12.00%	—	1,250	1,250	785
			(PIK 4.00%)
HV Watterson Holdings, LLC - Unfunded Revolver (7)	12/17/2026	Business Services	—	—	—	-	-
HW Holdco, LLC - Unfunded Revolver (7)	05/11/2026	Media	—	—	3,387	-	-
IG Investment Holdings LLC	09/22/2028	Business Services	9.28%	3M SOFR+500	104	103	103
IG Investments Holdings, LLC - Unfunded Revolver (7)	09/22/2028	Business Services	—	—	722	-	(5)
Imagine Acquisitionco, LLC - Unfunded Revolver (7)	11/16/2027	Business Services	—	—	1,685	-	(4)
Impact Advisors, LLC	03/19/2032	Business Services	9.05%	3M SOFR+475	7,980	7,941	7,940
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2027	Business Services	—	—	4,686	-	-
Impact Advisors, LLC - Unfunded Revolver (7)	03/19/2032	Business Services	—	—	937	-	(5)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	10.30%	3M SOFR+600	8,997	8,902	8,997
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Personal, Food and Miscellaneous Services	10.30%	3M SOFR+600	CAD 2,619	1,891	1,919
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	(45)
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	12.50%	3M SOFR+500	323	323	323
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	969	-	-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2026	Business Services	—	—	1,900	-	-
Inovex Information Systems Incorporated - Funded Revolver	12/17/2030	Business Services	9.58%	3M SOFR+525	974	974	974
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2030	Business Services	—	—	1,401	-	-
Inventus Power, Inc. - Funded Revolver	01/15/2026	Electronics	11.93%	3M SOFR+761	288	288	288
Inventus Power, Inc. - Unfunded Revolver (7)	01/15/2026	Electronics	—	—	1,441	-	-
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.45%	3M SOFR+615	3,099	3,039	2,944
Kinetic Purchaser, LLC - Funded Revolver	11/10/2026	Consumer Products	10.47%	3M SOFR+615	2,427	2,427	2,305
Kinetic Purchaser, LLC - Unfunded Revolver (7)	11/10/2026	Consumer Products	—	—	2,427	-	(121)
Lash OpCo, LLC	02/18/2027	Consumer Products	12.14%	3M SOFR+785	3,016	2,996	2,956
			(PIK 5.10%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Lash OpCo, LLC - Funded Revolver	08/16/2026	Consumer Products	12.14%	3M SOFR+785	2,790	$2,790	$2,734
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2026	Consumer Products	—	—	317	-	(6)
LAV Gear Holdings, Inc. (10)	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	—	—	2,125	2,088	1,591
LAV Gear Holdings, Inc. - Incremental Term Loan	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.00%	—	138	131	172
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.95%	3M SOFR+765	8,998	8,941	8,458
			(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/09/2026	Consumer Products	11.95%	3M SOFR+765	1,621	1,621	1,524
			(PIK 1.00%)
Lightspeed Buyer, Inc.	02/03/2027	Healthcare, Education and Childcare	9.08%	3M SOFR+475	2,016	2,016	2,016
Lightspeed Buyer Inc. - Unfunded Revolver (7)	02/03/2027	Healthcare, Education and Childcare	—	—	1,166	-	-
LJ Avalon Holdings, LLC	02/01/2030	Environmental Services	9.03%	3M SOFR+475	1,110	1,104	1,110
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	10/01/2025	Environmental Services	—	—	1,306	-	7
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	02/01/2029	Environmental Services	—	—	587	-	-
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	9.80%	3M SOFR+550	7,089	7,010	7,053
Loving Tan Intermediate II, Inc. - Funded Revolver	05/31/2028	Consumer Products	9.80%	3M SOFR+550	332	332	330
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/31/2028	Consumer Products	—	—	664	-	(3)
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	07/14/2025	Consumer Products	—	—	2,018	-	10
Marketplace Events Acquisition, LLC	12/19/2030	Media	9.55%	3M SOFR+525	869	860	869
Marketplace Events Acquisition, LLC - Unfunded Term Loan (7)	06/19/2026	Media	—	—	3,483	-	35
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2030	Media	9.57%	3M SOFR+525	653	653	653
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2030	Media	—	—	1,524	-	-
MBS Holdings, Inc.	04/16/2027	Telecommunications	9.28%	3M SOFR+510	268	267	268
MBS Holdings, Inc. - Unfunded Revolver (7)	04/16/2027	Telecommunications	—	—	694	-	-
MDI Buyer, Inc. - Funded Revolver	07/25/2028	Chemicals, Plastics and Rubber	11.50%	3M SOFR+375	1,407	1,407	1,393
MDI Buyer, Inc. - Unfunded Revolver (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	819	-	(8)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	9.95%	3M SOFR+565	1,908	1,896	1,879
Meadowlark Acquirer, LLC - Funded Revolver	12/10/2027	Business Services	9.95%	3M SOFR+565	337	337	332
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/10/2027	Business Services	—	—	1,348	-	(20)
Medina Health, LLC - Unfunded Revolver (7)	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	7
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronics	9.83%	3M SOFR+550	483	483	446
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2030	Electronics	—	—	1,374	-	(106)
Mineola 212, LLC	12/24/2025	Buildings and Real Estate	13.00%	—	3,500	3,511	3,500
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/16/2026	Business Services	—	—	6,124	-	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/16/2030	Business Services	—	—	3,675	-	-
Municipal Emergency Services, Inc.	10/01/2027	Distribution	9.45%	3M SOFR+515	376	373	376
Municipal Emergency Services, Inc. - Unfunded Term Loan 3rd Amendment (7)	09/28/2027	Distribution	—	—	123	-	1
Municipal Emergency Services, Inc. - Unfunded Revolver (7)	10/01/2027	Distribution	—	—	1,880	-	-
NBH Group LLC - Unfunded Revolver (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	-
NORA Acquisition, LLC - Funded Revolver	08/31/2029	Healthcare, Education and Childcare	10.65%	3M SOFR+635	406	406	403
NORA Acquisition, LLC - Unfunded Revolver (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,301	-	(17)
NP Riverhead Industrial, LLC	07/10/2025	Buildings and Real Estate	14.50%	—	5,000	5,003	5,050
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (7)	09/30/2026	Diversified Conglomerate Service	—	—	5,598	-	(7)
Omnia Exterior Solutions, LLC - Funded Revolver	12/31/2029	Diversified Conglomerate Service	9.57%	3M SOFR+525	420	420	416
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/31/2029	Diversified Conglomerate Service	—	—	1,680	-	(17)
ORL Acquisition, Inc.	09/03/2027	Business Services	13.73%	3M SOFR+940	4,321	4,285	3,888
			(PIK 7.50%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
ORL Acquisition, Inc. - Unfunded Revolver (7)	09/03/2027	Business Services	—	—	149	$-	$(15)
OSP Embedded Purchaser, LLC	12/17/2029	Aerospace and Defense	10.07%	3M SOFR+575	6,403	6,309	6,300
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/17/2029	Aerospace and Defense	—	—	1,477	-	(24)
Pacific Purchaser, LLC	10/02/2028	Business Services	10.56%	3M SOFR+625	820	809	811
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2028	Business Services	—	—	1,373	-	(15)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare, Education and Childcare	9.32%	3M SOFR+500	11,970	11,853	11,850
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(27)
PCS MIDCO INC	03/01/2030	Financial Services	10.05%	3M SOFR+575	2,167	2,149	2,178
PCS MIDCO INC - Unfunded Term Loan (7)	03/02/2026	Financial Services	—	—	2,239	-	34
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	10.05%	3M SOFR+575	132	132	133
PCS MIDCO INC - Unfunded Revolver (7)	03/01/2030	Financial Services	—	—	1,630	-	8
PlayPower, Inc.	08/28/2030	Manufacturing/Basic Industry	9.55%	3M SOFR+525	11,910	11,833	11,791
PlayPower, Inc. - Unfunded Revolver (7)	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	-	(26)
PL Acquisitionco, LLC - Unfunded Revolver (7)	11/09/2027	Retail	—	—	1,618	-	(615)
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2026	Business Services	—	—	554	-	11
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2030	Business Services	—	—	923	-	9
Radius Aerospace, Inc. - Funded Revolver	03/29/2027	Aerospace and Defense	10.46%	3M SOFR+615	410	410	399
Radius Aerospace, Inc. - Unfunded Revolver (7)	03/29/2027	Aerospace and Defense	—	—	1,819	-	(45)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Funded Revolver	06/20/2029	Healthcare, Education and Childcare	9.56%	3M SOFR+525	1,248	1,248	1,248
Rancho Health MSO, Inc. - Unfunded Revolver (7)	06/20/2029	Healthcare, Education and Childcare	—	—	1,427	-	-
Recteq, LLC - Funded Revolver	01/29/2026	Consumer Products	11.09%	3M SOFR+700	313	313	311
Recteq, LLC - Unfunded Revolver (7)	01/29/2026	Consumer Products	—	—	814	-	(4)
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Unfunded Revolver (7)	01/17/2031	Healthcare Providers & Services	—	—	4,193	-	-
Route 66 Development	01/24/2031	Gaming	13.33%	3M SOFR+900	18,000	17,653	17,910
RRA Corporate, LLC	08/15/2029	Business Services	9.30%	3M SOFR+500	3,003	2,973	2,979
RRA Corporate, LLC - Unfunded Term Loan 2 (7)	08/17/2026	Business Services	—	—	7,178	-	14
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.57%	3M SOFR+525	1,763	1,763	1,749
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2029	Business Services	—	—	1,385	-	(11)
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2029	Consumer Products	10.07%	3M SOFR+575	2,169	2,169	2,131
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2029	Consumer Products	—	—	3,253	-	(57)
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (7)	06/26/2026	Business Services	—	—	1,146	-	(23)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/15/2029	Business Services	10.08%	3M SOFR+575	487	487	475
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/15/2029	Business Services	—	—	373	-	(9)
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2030	Government Services	—	—	1,328	-	-
Safe Haven Defense US LLC	05/23/2029	Building Materials	9.57%	3M SOFR+525	3,930	3,879	3,930
Safe Haven Defense US LLC - Unfunded Revolver (7)	05/23/2029	Building Materials	—	—	1,114	-	-
Sales Benchmark Index LLC - Funded Revolver	07/07/2026	Business Services	9.50%	3M SOFR+520	427	427	427
Sales Benchmark Index LLC - Unfunded Revolver (7)	07/07/2026	Business Services	—	—	183	-	-
Sath Industries, LLC	12/17/2029	Event Services	9.81%	3M SOFR+550	11,417	11,313	11,417
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, Inc.	07/21/2025	Business Services	12.92%	3M SOFR+860	5,090	5,089	4,836
			(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/21/2025	Business Services	12.92%	3M SOFR+860	34	34	32
			(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/21/2025	Business Services	—	—	8	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Seacoast Service Partners, LLC	12/20/2029	Diversified Conglomerate Service	9.32%	3M SOFR+500	1,805	$1,790	$1,742
Seacoast Service Partners, LLC - Unfunded Term Loan (7)	12/21/2026	Diversified Conglomerate Service	—	—	3,608	-	(95)
Seacoast Service Partners, LLC - Funded Revolver	12/20/2029	Diversified Conglomerate Service	9.30%	3M SOFR+500	393	393	379
Seacoast Service Partners, LLC - Unfunded Revolver (7)	12/20/2029	Diversified Conglomerate Service	—	—	962	-	(34)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.47%	3M SOFR+615	4,668	4,621	4,400
Seaway Buyer, LLC - Funded Revolver	06/13/2028	Chemicals, Plastics and Rubber	10.47%	3M SOFR+615	2,605	2,605	2,455
Seaway Buyer, LLC - Unfunded Revolver (7)	06/13/2028	Chemicals, Plastics and Rubber	—	—	521	-	(30)
Shiftkey, LLC	06/21/2027	Business Services	10.31%	3M SOFR+601	17,431	17,338	16,333
Sigma Defense Systems, LLC	12/20/2027	Telecommunications	11.47%	3M SOFR+715	10,497	10,255	10,497
Sigma Defense Systems, LLC - Funded Revolver	12/20/2027	Telecommunications	11.47%	3M SOFR+715	848	848	848
Sigma Defense Systems, LLC - Unfunded Revolver (7)	12/20/2027	Telecommunications	—	—	2,838	-	-
Spendmend Holdings LLC	03/01/2028	Business Services	9.45%	3M SOFR+515	1,195	1,189	1,195
Spendmend Holdings LLC - Unfunded Term Loan 2 (7)	11/25/2026	Business Services	—	—	1,434	-	7
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	9.38%	3M SOFR+515	234	234	234
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/03/2029	Transportation	12.66%	3M SOFR+835	4,248	4,041	3,568
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans (13)	10/03/2029	Transportation	5.42%	—	9,842	5,656	2,953
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	8.95%	3M SOFR+475	8,312	8,260	8,246
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	06/12/2027	Aerospace and Defense	—	—	1,751	-	(5)
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.06%	3M SOFR+475	1,747	1,747	1,733
System Planning and Analysis, Inc. - Unfunded Revolver (7)	08/16/2027	Aerospace and Defense	—	—	2,969	-	(24)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2029	Media	10.82%	3M SOFR+650	8,888	8,769	8,888
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2029	Media	13.00%	3M SOFR+550	345	345	345
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2029	Media	—	—	1,380	-	-
The Bluebird Group LLC - Unfunded Revolver (7)	07/28/2026	Business Services	—	—	734	-	-
The Vertex Companies, LLC	08/31/2028	Business Services	9.43%	3M SOFR+510	182	180	182
The Vertex Companies, LLC - Unfunded Term Loan (7)	11/04/2026	Business Services	—	—	6,457	-	36
The Vertex Companies, LLC - Funded Revolver	08/31/2028	Business Services	9.42%	3M SOFR+510	592	592	591
The Vertex Companies, LLC - Unfunded Revolver (7)	08/31/2028	Business Services	—	—	3,376	-	(7)
TransGo, LLC - Unfunded Revolver (7)	12/29/2028	Machinery	—	—	2,775	-	14
Urology Management Holdings, Inc. - Unfunded Term Loan A (7)	09/03/2026	Healthcare, Education and Childcare	—	—	1,000	-	1
US Fertility Enterprises, LLC	10/11/2031	Healthcare, Education and Childcare	8.78%	3M SOFR+450	264	267	264
VRS Buyer, Inc. - Unfunded Term Loan (7)	11/23/2026	Business Services	—	—	4,759	-	12
VRS Buyer, Inc. - Unfunded Revolver (7)	11/22/2030	Business Services	—	—	2,380	-	(12)
Watchtower Intermediate, LLC. - Unfunded Revolver (7)	12/03/2029	Electronics	—	—	6,300	-	(6)
Wash & Wax Systems LLC	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	1,180	1,202	1,204
Wash & Wax Systems LLC - Funded Revolver	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	13	13	13
Wash & Wax Systems LLC - Unfunded Revolver (7)	04/30/2028	Auto Sector	—	—	617	-	-
Total First Lien Secured Debt						417,635	405,240
Second Lien Secured Debt - 3.7% of Net Assets
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	13.38%	3M SOFR+910	8,000	7,732	8,000
ENC Parent Corporation - Second Lien	08/19/2029	Business Services	12.06%	3M SOFR+776	7,500	7,451	6,600
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	13.54%	3M SOFR+926	3,429	3,426	3,411
Total Second Lien Secured Debt						18,609	18,011
Subordinate Debt/Corporate Notes - 6.4% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	3,617	3,575	3,581
Northwinds Topco, Inc.	10/30/2029	Consumer Services	PIK 15.00%	—	7,964	7,874	7,904

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Northwinds Topco, Inc. - Unfunded Term Loan (7)	10/30/2029	Consumer Services	—	—	7,000	$-	$(53)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Business Services	18.00%	—	6	6	4
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	03/08/2028	Business Services	—	—	6	-	(1)
OSP Embedded Aggregator, LP - Convertible Note	05/08/2030	Aerospace and Defense	12.00%	—	24	237	289
Schlesinger Global, LLC - Promissory Note	01/08/2026	Business Services	12.92%	3M SOFR+860	1	1	3
StoicLane, Inc. - Convertible Notes	08/16/2027	Healthcare, Education and Childcare	12.00%	—	917	917	1,014
StoicLane, Inc. - Unfunded Convertible Notes (7)	08/16/2027	Healthcare, Education and Childcare	—	—	306	-	32
United Land Services Intermediate Parent Holdings, LLC	12/23/2026	Environmental Services	PIK 14.75%	—	17,456	17,207	17,281
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (7)	07/12/2025	Environmental Services	—	—	2,541	-	13
Wash & Wax Systems LLC	07/30/2028	Auto Sector	12.00%	—	787	788	786
Total Subordinate Debt						30,605	30,853
Preferred Equity/Partnership Interests - 3.9% of Net Assets (6)
Accounting Platform Blocker, Inc.		Financial Services		—	356,200	356	356
Ad.net Holdings, Inc.		Media		—	2,400	240	292
AFC Acquisitions, Inc. (F-2 Series) (9)		Distribution		—	490	749	619
AFC Acquisitions, Inc. (G-2 Series) (9)		Distribution		—	11	18	14
AFC Acquisitions, Inc. (H-2 Series) (9)		Distribution		—	6	12	8
AFC Acquisitions, Inc. (I-2 Series) (9)		Distribution		—	6	12	7
AFC Acquisitions, Inc. (J-2 Series) (9)		Distribution		—	10	20	13
AH Newco Equityholdings, LLC		Healthcare, Education and Childcare	6.00%	—	211	500	366
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)		Media		—	1,135	1,135	1,071
BioDerm Holdings, LP		Healthcare, Education and Childcare		—	1,312	1,312	1,275
Cartessa Aesthetics, LLC (9)		Distribution		—	3,562,500	3,563	7,611
Connatix Parent, LLC		Media		—	7,967	8	8
C5MI Holdco, LLC (9)		Business Services		—	104,000	104	118
Gauge Schlesinger Coinvest, LLC - Class A-2		Business Services		—	1	1	1
EvAL Home Health Solutions, LLC (9)		Healthcare, Education and Childcare		—	272,771	453	426
Hancock Claims Consultants Investors, LLC - Class A (9)		Insurance		—	116,588	76	142
Imagine Topco, LP Preferred		Business Services	8.00%	—	743,826	744	956
Magnolia Topco LP - Class A (9)		Auto Sector		—	1,545	1,545	1,759
Magnolia Topco LP - Class A-1 (9)		Auto Sector		—	530	530	1,060
Magnolia Topco LP - Class B (9)		Auto Sector		—	1,018	643	516
Megawatt Acquisition Partners, LLC - Class A		Electronics		—	5,349	535	340
NXOF Holdings, Inc. (Tyto Athene, LLC)		Aerospace and Defense		—	422	422	468
ORL Holdco, Inc.		Business Services		—	575	57	8
PL Acquisitionco, LLC - (9)		Retail		—	73	73	-
RTIC Parent Holdings, LLC - Class A (9)		Consumer Products		—	5	5	-
RTIC Parent Holdings, LLC - Class C (9)		Consumer Products		—	10,624	699	1,061
RTIC Parent Holdings, LLC - Class D (9)		Consumer Products		—	11,276	113	145
SP L2 Holdings LLC		Consumer Products		—	331,229	81	7
SP L2 Holdings LLC - Unfunded (7)		Consumer Products		—	189,274	-	(43)
TPC Holding Company, LP		Food		—	219	219	302
TWD Parent Holdings, LLC		Business Services		—	30	30	41
Total Preferred Equity/Partnership Interests						14,255	18,947
Common Equity/Partnership Interests/Warrants - 27.5% of Net Assets (6)
A1 Garage Equity, LLC (9)		Personal, Food and Miscellaneous Services		—	2,193,038	2,193	3,663
ACP Big Top Holdings, L.P.		Manufacturing/Basic Industry		—	773,800	744	903
Ad.net Holdings, Inc.		Media		—	2,667	27	-
Aechelon InvestCo, LP		Aerospace and Defense		—	10,684	1,068	3,440
Aechelon InvestCo, LP - Unfunded (7)		Aerospace and Defense		—	11,940	-	-
Aftermarket Drivetrain Products Holdings, LLC		Machinery		—	1,645	1,645	2,455
AG Investco LP (9)		Business Services		—	8,052	805	152
AG Investco LP - Unfunded (7), (9)		Business Services		—	1,948	-	(158)
Altamira Intermediate Company II, Inc.		Aerospace and Defense		—	125,000	125	128
AMCSI Crash Co-Invest, LP		Auto Sector		—	24,898	2,490	3,486
AMCSI Crash Co-Invest, LP - Unfunded (7)		Auto Sector		—	5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)		Media		—	1,135	-	-
Athletico Holdings, LLC (9)		Healthcare, Education and Childcare		—	9,357	10,000	7,034
Atlas Investment Aggregator, LLC		Telecommunications		—	1,700,000	1,613	-
Azureon, LLC (9)		Diversified Conglomerate Service		—	508,238	508	427
BioDerm, Inc.		Healthcare, Education and Childcare		—	1,312	-	-
Burgess Point Holdings, LP		Auto Sector		—	764	777	781
Carnegie Holdco, LLC (9)		Education		—	1,680,300	1,633	1,378
Carisk Parent, L.P.		Healthcare, Education and Childcare		—	204,455	204	197
Connatix Parent, LLC		Media		—	273,207	632	322
Consello Pacific Aggregator, LLC (9)		Business Services		—	782,891	743	587
Cowboy Parent LLC		Distribution		—	27,778	3,015	3,623
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services		—	113	104	221
C5MI Holdco, LLC (9)		Business Services		—	754,200	754	455
Delta InvestCo LP (9)		Telecommunications		—	913,649	866	1,443
Delta InvestCo LP - Unfunded (7), (9)		Telecommunications		—	227,395	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Duggal Acquisition, LLC		Marketing Services		—	314	$314	$319
eCommission Holding Corporation (11)		Financial Services		—	80	905	2,297
EDS Topco, LP		Aerospace and Defense		—	937,500	938	1,515
Events Buyer, LLC		Event Services		—	536,267	536	616
Exigo, LLC		Business Services		—	1,458,333	1,458	1,645
FedHC InvestCo LP (9)		Aerospace and Defense		—	15,255	545	2,047
FedHC InvestCo LP - Unfunded (7), (9)		Aerospace and Defense		—	2,563	-	-
FedHC InvestCo II LP (9)		Aerospace and Defense		—	21,817	2,303	3,037
First Medical Holdings, LLC		Healthcare, Education and Childcare		—	45,000	450	450
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment		—	655,714	656	174
Gauge ETE Blocker, LLC		Personal, Food and Miscellaneous Services		—	374,444	374	352
Gauge Lash Coinvest LLC		Consumer Products		—	1,231,392	951	2,996
Gauge Loving Tan, LP		Consumer Products		—	543,562	544	645
Gauge Schlesinger Coinvest, LLC		Business Services		—	9	10	4
GCOM InvestCo LP		Business Services		—	2,434	1,003	591
GCP Boss Holdco, LLC		Conglomerate Manufacturing		—	1,045,100	1,045	1,254
GGG MIDCO, LLC (9)		Home and Office Furnishings, Housewares and Durable Consumer Products		—	1,222,700	1,223	1,273
GMP Hills, LP		Distribution		—	3,747,470	3,747	4,085
Hancock Claims Consultants Investors, LLC (9)		Insurance		—	450,000	450	230
HPA SPQ Aggregator LP		Business Services		—	750,399	750	483
HV Watterson Holdings, LLC		Business Services		—	1,600,000	1,600	-
Icon Partners V C, L.P.		Business Services		—	1,137,608	1,138	1,080
Icon Partners V C, L.P. - Unfunded (7)		Business Services		—	362,392	-	(18)
IHS Parent Holdings, L.P.		Personal, Food and Miscellaneous Services		—	1,218,045	1,218	1,693
Imagine Topco, LP		Business Services		—	743,826	-	-
Infogroup Parent Holdings, Inc.		Other Media		—	181,495	2,040	2,710
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services		—	4,993	525	784
ITC Infusion Co-invest, LP (9)		Healthcare, Education and Childcare		—	162,445	1,673	3,525
Kinetic Purchaser, LLC		Consumer Products		—	1,308,814	1,309	128
Kinetic Purchaser, LLC - Class AA		Consumer Products		—	115,688	135	271
KL Stockton Co-Invest LP (Any Hour Services) (9)		Personal, Food and Miscellaneous Services		—	382,353	385	531
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare		—	273,143	273	1,016
LJ Avalon, LP		Environmental Services		—	851,087	851	1,319
Lorient Peregrine Investments, LP		Business Services		—	335,590	4,530	2,514
Magnolia Topco LP - Class A (9)		Auto Sector		—	1,545,460	-	-
Magnolia Topco LP - Class B (9)		Auto Sector		—	1,017,840	-	-
Marketplace Events Acquisition, LLC		Media		—	14,640	1,464	1,605
MDI Aggregator, LP		Chemicals, Plastics and Rubber		—	31,904	3,232	3,442
Meadowlark Title, LLC (9)		Business Services		—	815,385	802	106
Megawatt Acquisition Partners, LLC - Class A		Electronics		—	594	59	-
Municipal Emergency Services, Inc.		Distribution		—	3,920,145	3,984	7,095
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)		Consumer Products		—	1,299	1,250	185
New Insight Holdings, Inc.		Business Services		—	1,157	20	20
New Medina Health, LLC (9)		Healthcare, Education and Childcare		—	1,429,480	1,429	1,919
NFS - CFP Holdings LLC		Business Services		—	662,983	663	749
NORA Parent Holdings, LLC (9)		Healthcare, Education and Childcare		—	1,257	1,248	599
North Haven Saints Equity Holdings, LP (9)		Business Services		—	351,553	352	380
Northwinds Services Group, LLC		Consumer Services		—	840,000	1,680	1,978
NXOF Holdings, Inc.		Aerospace and Defense		—	8,188	108	-
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (9)		Aerospace and Defense		—	119,966	1,200	1,530
OES Co-Invest, LP - Class A		Diversified Conglomerate Service		—	840	847	1,033
OHCP V BC COI, L.P.		Distribution		—	699,844	700	413
OHCP V BC COI, L.P. - Unfunded (7)		Distribution		—	50,156	-	(21)
ORL Holdco, Inc.		Business Services		—	638	6	-
OSP Embedded Aggregator, LP		Aerospace and Defense		—	871	871	1,059
OSP PAR Holdings, LP		Healthcare, Education and Childcare		—	1,806	1,812	2,229
PCS Parent, LP		Financial Services		—	421,304	421	442
PennantPark-TSO Senior Loan Fund II, LP (11)		Financial Services		—	8,115,794	8,116	7,177
Pink Lily Holdco, LLC (9)		Retail		—	1,044	1,044	-
Project Granite Holdings, LLC		Business Services		—	369	369	381
Quad (U.S.) Co-Invest, L.P.		Business Services		—	2,607,587	2,608	3,874
QuantiTech InvestCo LP (9)		Aerospace and Defense		—	700	-	98
QuantiTech InvestCo LP - Unfunded (7), (9)		Aerospace and Defense		—	955	-	-
QuantiTech InvestCo II LP (9)		Aerospace and Defense		—	40	12	7
RFMG Parent, LP		Healthcare, Education and Childcare		—	1,050,000	1,050	1,383
Ro Health Holdings, Inc.		Healthcare Providers & Services		—	289,700	290	385
Sabel InvestCo, LP (9)		Government Services		—	31,972	830	1,058

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Sabel InvestCo, LP - Unfunded (7), (9)		Government Services		—	47,957	$-	$-
Safe Haven Defense MidCo, LLC (9)		Building Materials		—	245	245	244
SBI Holdings Investments LLC		Business Services		—	36,585	366	454
Seacoast Service Partners, LLC		Diversified Conglomerate Service		—	274	351	295
Seaway Topco, LP		Chemicals, Plastics and Rubber		—	2,981	2,981	750
SP L2 Holdings, LLC		Consumer Products		—	881,966	882	-
SSC Dominion Holdings, LLC		Electronics		—	36	36	4,358
StellPen Holdings, LLC		Media		—	153,846	154	112
SV Aero Holdings, LLC (9)		Aerospace and Defense		—	25	216	607
TAC LifePort Holdings, LLC (9)		Aerospace and Defense		—	254,206	239	575
TCG 3.0 Jogger Co-Invest, LP		Media		—	6,475	1,252	768
Tinicum Space Coast Co-Invest, LLC (9)		Aerospace and Defense		—	216	2,177	2,401
Tower Arch Infolinks Media, LP (9)		Media		—	546,509	252	931
Tower Arch Infolinks Media, LP - Unfunded (7), (9)		Media		—	348,936	-	-
TPC Holding Company, LP		Food		—	11,527	12	-
TWD Parent Holdings, LLC		Business Services		—	608	1	3
United Land Services Holdings LLC		Environmental Services		—	184,049	600	724
UniVista Insurance (9)		Business Services		—	400	-	113
Urology Partners Co., L.P.		Healthcare, Education and Childcare		—	1,111,111	1,109	1,964
Wash & Wax Systems LLC		Auto Sector		—	514	917	943
Watchtower Holdings, LLC (9)		Electronics		—	12,419	1,242	1,204
WCP Ivyrehab Coinvestment, LP (9)		Healthcare, Education and Childcare		—	208	208	245
WCP Ivyrehab QP CF Feeder, LP (9)		Healthcare, Education and Childcare		—	3,754	3,793	4,431
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)		Healthcare, Education and Childcare		—	246	-	-
Kentucky Racing Holdco, LLC (Warrants) (9)		Hotels, Motels, Inns and Gaming		—	161,252	-	1,688
Total Common Equity/Partnership Interests/Warrants						117,325	132,039
US Government Securities - 25.9% of Net Assets
U.S. Treasury Bill (5)	07/22/2025	Short-Term U.S. Government Securities	4.24%	—	125,000	124,720	124,697
Total US Government Securities						124,720	124,697
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						723,149	729,787
Investments in Non-Controlled, Affiliated Portfolio Companies - 1.6% of Net Assets (1), (2)
First Lien Secured Debt - 0.0%
Walker Edison Furniture Company LLC (10)	03/01/2029	Home and Office Furnishings	—	—	13,825	11,660	-
Walker Edison Furniture Company LLC - Unfunded Term Loan (7), (10)	03/01/2029	Home and Office Furnishings	—	—	313	-	(312)
Walker Edison Furniture Company LLC - Junior Revolver (10)	03/01/2029	Home and Office Furnishings	—	—	3,333	3,332	333
Total First Lien Secured Debt						14,992	21
Preferred Equity/Partnership Interests - 1.6% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services		—	5,887,236	32,791	5,894
Cascade Environmental Holdings, LLC - Series B		Environmental Services		—	918	918	1,569
Total Preferred Equity/Partnership Interests						33,709	7,463
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services		—	7,444,347	2,852	-
Walker Edison Furniture		Home and Office Furnishings		—	72,917	6,890	-
Total Common Equity/Partnership Interests/Warrants						9,742	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						58,443	7,484
Investments in Controlled, Affiliated Portfolio Companies - 90.4% (1), (2)
First Lien Secured Debt - 14.8% of Net Assets
AKW Holdings Limited (8), (11)	03/15/2027	Healthcare, Education and Childcare	11.30%	3M SOFR+700	GBP 42,457	58,074	58,181
Pragmatic Institute, LLC	03/28/2030	Business Services	PIK 9.80%	3M SOFR+550	14,669	14,669	13,019
Total First Lien Secured Debt						72,743	71,200

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2025

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt - 34.0% of Net Assets
Flock Financial, LLC (11)	10/19/2027	Financial Services	12.50%	—	23,031	$23,031	$23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	12.29%	3M SOFR+800	140,287	140,288	140,288
Total Subordinated Debt						163,319	163,319
Preferred Equity - 6.1% of Net Assets (6)
Flock Financial Class A (11)		Financial Services		—	2,047,727	7,313	18,712
Flock Financial Class B (9), (11)		Financial Services		—	5,409,091	19,318	10,644
Total Preferred Equity						26,631	29,356
Common Equity - 35.5% of Net Assets (6)
AKW Holdings Limited (8), (11)		Healthcare, Education and Childcare		—	950	132	18,690
JF Intermediate, LLC		Distribution		—	43,918	4,488	78,459
PennantPark Senior Loan Fund, LLC (11)		Financial Services		—	82,176,579	82,358	73,329
Pragmatic Institute, LLC		Business Services		—	480	-	-
Total Common Equity						86,978	170,478
Total Investments in Controlled, Affiliated Portfolio Companies						349,671	434,353
Total Investments - 243.8% of Net Assets (12)						1,131,263	1,171,624
Cash and Cash Equivalents - 14.7% of Net Assets
BlackRock Federal FD Institutional 81			4.19%			49,497	49,497
Non-Money Market Cash						20,911	21,049
Total Cash and Cash Equivalents						70,408	70,546
Total Investments and Cash Equivalents - 258.5%						$1,201,671	$1,242,170
Liabilities in Excess of Other Assets - (158.5)%							(761,585)
Net Assets - 100%							$480,585

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
(8)
Non-U.S. company or principal place of business located in The Isle of Man. Total cost, fair value, and percentage of Net Assets for the Isle of Man was $58.2 million, $76.9 million, and 16.0%.
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security.
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2025, qualifying assets represent 72% of the Company’s total assets and non-qualifying assets represent 28% of the Company’s total assets.
(12)
All investments are in U.S. Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,073.1 million, $1,094.8 million, and 227.8%
(13)
Partial non-accrual PIK security.

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

JUNE 30, 2025

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

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62%. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In October 2021, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.4%. Interest on the 2026

Notes is paid semiannually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

On November 22, 2021, we formed PNNT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PNNT Investment Holdings, LLC (“Holdings”) to Holdings II. Effective as of January 1, 2024, Holdings II elected to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The Company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

In January 2022, we formed PennantPark-TSO Senior Loan Fund II, LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of June 30, 2025, our capital commitment of $15.0 million was 100% funded and we held 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

June 30, 2025

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2025, we had four portfolio companies on non-accrual status, representing 2.8% of overall portfolio on a cost and 0.7% fair value basis. As of September 30, 2024, we had two portfolio companies on non-accrual status, representing 4.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million respectively, which pertains to U.S. federal excise tax. For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million respectively, which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes of less than ($0.1) million and $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $(0.2) million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes of zero and zero, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $(0.7) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and nine months ended June 30, 2025, the Company paid $0.2 million and $0.2 million, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary, respectively. The state and local tax liability is $0.1 million as of June 30, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

During the three and nine months ended June 30, 2025, we did not issue any shares under the ATM program. During the three and nine months ended June 30, 2024, we issued 71,594 shares of common stock through the ATM Program at an average price of $7.72 per share raising $0.6 million of net proceeds offer commission to the sales agents and inclusive of proceeds from the Investment Adviser to ensure all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM program to additional paid in capital. On April 28, 2025, our registration statement pursuant to which shares were issued under the ATM Program expired.

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

June 30, 2025

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

(f)
Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our Taxable Subsidiary in our Consolidated Financial Statements. We do not consolidate our non-controlling interests in PSLF or PTSF II. See further description of our investment in PSLF in Note 4.

(g)
Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments.

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2025, the effect of which was not material to the consolidated financial statements.

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

June 30, 2025

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2025, we recorded base management fees of $3.9 million and $12.2 million, respectively. For the three and nine months ended June 30, 2024, we recorded base management fees of $4.2 million and $12.4 million, respectively.

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

For the three and nine months ended June 30, 2025, we recorded an incentive fee of $2.5 million and $7.7 million, respectively, related to incentive fees on net investment income. For the three and nine months ended June 30, 2024, we recorded an incentive fee of $3.3 million and $9.7 million, related to incentive fees on net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2025 and 2024, we did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2025 and 2024, we did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2025, we recorded $0.4 million and $1.1 million, respectively, for the services described above. For the three and nine months ended June 30, 2024, we recorded $0.5 million and $1.2 million, respectively, for the services described above.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2025 and 2024.

For the three and nine months ended June 30, 2025, we sold $21.8 million and $462.8 million in investments to PSLF at fair value, respectively, and recognized less than $0.1 million and $0.9 million of net realized gains, respectively. For the three and nine months ended June 30, 2024, we sold $37.8 million and $191.8 million in investments to PSLF at fair value, and recognized less than $0.1 million and $0.1 million of net realized gains, respectively of net realized gains, respectively.

For the three and nine months ended June 30, 2025, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For the three and nine months ended June 30, 2024, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero and of net realized gains, respectively.

As of June 30, 2025 and September 30, 2024, PNNT had a payable to PSLF zero and less than $0.1 million, respectively, presented as a due to affiliate on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF from PNNT in connection with trades between the funds.

As of June 30, 2025 and September 30, 2024, PNNT had a receivable from affiliates of less than $0.1 million and $0.2 million, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company and trades between the funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2025 totaled $89.6 million and $565.9 million, respectively (excluding U.S. Government Securities). For the three and nine months ended June 30, 2024, purchases of investments, including PIK interest, totaled $167.5 million and $589.1 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the three and nine months ended June 30, 2025 totaled $132.2 million and $749.0 million, respectively (excluding U.S. Government Securities). For the three and nine months ended June 30, 2024, sales and repayments of investments totaled $132.9 million and $380.1 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following:

	June 30, 2025		September 30, 2024
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$505,370	$476,461	$700,390	$667,926
U.S. Government Securities	124,720	124,697	99,652	99,632
Second lien	18,609	18,011	68,470	67,180
Subordinated debt / corporate notes	53,636	53,884	65,865	65,804
Subordinated notes in PSLF	140,288	140,288	115,886	115,886
Equity	206,282	284,954	199,173	243,699
Equity in PSLF	82,358	73,329	67,436	67,923
Total investments	1,131,263	1,171,624	1,316,872	1,328,050
Cash and cash equivalents	70,408	70,546	49,833	49,861
Total investments and cash and cash equivalents	$1,201,671	$1,242,170	$1,366,705	$1,377,911

The table below describes investments by industry classification by cost and fair value and enumerates the percentage, by fair value and total net asset value in such industries as of:

	June 30, 2025 (1)				September 30, 2024 (1)
Industry Classification	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage
Distribution	$57,211	$139,067	15%	29%	$120,378	$165,304	14%	33%
Healthcare, Education and Childcare	113,736	134,132	14%	28%	124,430	127,574	11%	26%
Business Services	142,399	133,262	14%	28%	205,232	184,233	16%	37%
Short-Term U.S. Government Securities	124,720	124,697	13%	26%	99,652	99,632	9%	20%
Financial Services	70,126	73,534	8%	15%	69,915	71,527	6%	14%
Consumer Products	54,904	52,736	6%	11%	89,773	89,743	8%	18%
Aerospace and Defense	38,840	45,532	5%	9%	53,472	54,017	5%	11%
Environmental Services	56,848	28,701	3%	6%	51,402	44,290	4%	9%
Auto Sector	26,589	28,484	3%	6%	39,449	40,752	4%	8%
Personal, Food and Miscellaneous Services	16,383	18,647	2%	4%	17,203	18,850	2%	4%
Media	17,952	18,092	2%	4%	31,964	32,130	3%	7%
Gaming	17,653	17,910	2%	4%	-	-	0%	0%
Telecommunications	22,349	16,810	2%	3%	35,986	34,045	3%	7%
Diversified Conglomerate Service	14,501	14,185	1%	3%	10,091	9,834	1%	2%
Consumer Services	13,185	13,460	1%	3%	8,700	8,449	1%	2%
Manufacturing/Basic Industry	12,577	12,668	1%	3%	12,686	12,713	1%	3%
Buildings and Real Estate	12,520	12,470	1%	3%	12,515	12,442	1%	3%
Chemicals, Plastics and Rubber	14,846	12,402	1%	3%	32,255	31,598	3%	6%
Event Services	11,849	12,033	1%	3%	-	-	0%	0%
Home and Office Furnishings, Housewares and Durable Consumer Products	7,339	7,489	1%	2%	9,663	9,663	1%	2%
Electronics	2,643	6,524	1%	1%	14,887	19,633	2%	4%
Transportation	9,697	6,521	1%	1%	9,638	8,072	1%	2%
Consulting Services	5,970	5,966	1%	1%	-	-	0%	0%
All Other	43,780	22,685	2%	5%	84,260	69,740	6%	14%
Total	$908,617	$958,007	100%	199%	$1,133,551	$1,144,241	100%	232%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of June 30, 2025 and September 30, 2024, PSLF had total assets of $1,389.2 million and $1,073.4 million, respectively and its investment portfolio consisted of debt investments in 115 and 102 portfolio companies, respectively. As of June 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of June 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $30.9 million and the five largest investments totaled $128.6 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of June 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2024, our investment in PSLF consisted of subordinated notes of $115.9 million and equity interests of $67.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of June 30, 2025 and September 30, 2024 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of June 30, 2025 and September 30, 2024, there were $246.0 million and $246.0 million, respectively, of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of June 30, 2025, there was $328.0 million of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2025 (Unaudited)	September 30, 2024
Total investments	$1,339,089	$1,031,225
Weighted average cost yield on income producing investments	10.4%	11.3%
Number of portfolio companies in PSLF	115	102
Largest portfolio company investment at fair value	$30,851	$25,073
Total of five largest portfolio company investments at fair value	$128,609	$109,927

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

Below is a listing of PSLF’s individual investments as of June 30, 2025 (par and $ in thousands)

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1009.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	8.83%	SOFR+450	19,929	$19,733	$19,929
ACP Avenu Buyer, LLC	10/02/29	Business Services	9.05%	SOFR+475	7,609	7,488	7,533
ACP Falcon Buyer, Inc.	08/01/29	Business Services	9.80%	SOFR+550	15,235	14,991	15,387
AFC Dell Holding Corp.	04/09/27	Distribution	9.82%	SOFR+550	16,191	16,071	16,110
Ad.net Acquisition, LLC	05/07/26	Media	10.56%	SOFR+626	4,800	4,800	4,800
Aechelon Technology, Inc.	08/16/29	Aerospace and Defense	10.83%	SOFR+650	4,850	4,764	4,850
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	10.45%	SOFR+615	15,185	15,036	10,630
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	12/10/26	Media	10.67%	SOFR+635	13,773	13,722	13,635
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.20%	SOFR+590	14,056	14,014	14,056
Arcfield Acquisition Corp.	10/28/31	Aerospace and Defense	9.28%	SOFR+500	14,925	14,904	14,850
Archer Lewis, LLC	08/28/29	Healthcare, Education and Childcare	10.05%	SOFR+575	15,620	15,460	15,620
Argano, LLC.	09/13/29	Business Services	10.07%	SOFR+575	14,888	14,764	14,754
BLC Holding Company, INC.	11/20/30	Environmental Services	8.80%	SOFR+450	12,043	11,971	12,043
Beacon Behavioral Support Service, LLC	06/21/29	Healthcare, Education and Childcare	9.80%	SOFR+550	24,670	24,354	24,423
Best Practice Associates, LLC	11/08/29	Aerospace and Defense	11.05%	SOFR+675	19,900	19,648	19,651
Beta Plus Technologies, Inc.	07/02/29	Business Services	10.05%	SOFR+575	14,588	14,405	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	9.80%	SOFR+550	6,643	6,545	6,643
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	10.82%	SOFR+650	8,820	8,744	8,710
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	9.70%	SOFR+540	25,310	25,060	24,993
Boss Industries, LLC	12/27/30	Conglomerate Manufacturing	9.30%	SOFR+500	5,970	5,931	5,970
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	9.65%	SOFR+535	6,202	5,928	5,266
By Light professional IT Services, LLC	11/16/26	Business Services	10.79%	SOFR+647	14,570	14,526	14,570
C5MI Acquisition, LLC	07/31/29	Business Services	10.30%	SOFR+600	7,444	7,350	7,444
CF512, Inc.	08/20/26	Media	10.77%	SOFR+644	9,066	8,992	8,975
Carisk Buyer, Inc.	12/01/29	Healthcare, Education and Childcare	9.55%	SOFR+525	11,398	11,301	11,398
Carnegie Dartlet, LLC	02/07/30	Education	9.83%	SOFR+550	22,713	22,412	22,485
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.05%	SOFR+600	21,937	21,750	21,937
Case Works, LLC	10/01/29	Business Services	9.55%	SOFR+525	10,462	10,390	10,221
Commercial Fire Protection Holdings, LLC	09/23/30	Business Services	9.06%	SOFR+475	20,883	20,781	20,883
Compex Legal Services, Inc.	02/09/26	Business Services	9.85%	SOFR+555	932	932	932
Confluent Health, LLC	11/30/28	Healthcare, Education and Childcare	11.83%	SOFR+750	1,955	1,955	1,955
Connatix Buyer, Inc.	07/13/27	Media	9.97%	SOFR+576	8,647	8,637	8,647
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	9.69%	SOFR+536	5,285	5,254	5,245
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.66%	SOFR+535	30,851	30,741	30,851
DRI Holding Inc.	12/21/28	Media	9.68%	SOFR+535	5,785	5,436	5,702
DRS Holdings III, Inc.	11/03/25	Consumer Products	9.58%	SOFR+525	4,629	4,627	4,597
Duggal Acquisition, LLC	09/30/30	Marketing Services	9.05%	SOFR+475	4,963	4,922	4,963
Dynata, LLC - First Out Term Loan	07/17/28	Business Services	9.59%	SOFR+526	1,576	1,484	1,565
Dynata, LLC - Last-Out Term Loan	10/16/28	Business Services	10.09%	SOFR+576	9,695	9,695	8,527
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.05%	SOFR+575	23,228	22,961	23,286
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	9.58%	SOFR+525	12,155	11,986	12,155
Emergency Care Partners, LLC	10/18/27	Healthcare, Education and Childcare	9.80%	SOFR+550	6,948	6,910	6,948
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.08%	SOFR+575	7,199	7,110	7,199
Exigo Intermediate II, LLC	03/15/27	Business Services	10.68%	SOFR+635	9,576	9,509	9,576
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	11.46%	SOFR+715	4,159	4,110	4,075
GGG Midco, LLC	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.30%	SOFR+500	12,517	12,406	12,517
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	9.97%	SOFR+560	6,610	6,605	6,345
Graffiti Buyer, Inc.	08/10/27	Distribution	9.90%	SOFR+560	3,969	3,935	3,890
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.72%	SOFR+550	7,920	7,840	7,920
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00%	SOFR+	15,608	15,520	9,802
HW Holdco, LLC	05/10/26	Media	10.23%	SOFR+590	23,813	23,739	23,813
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	9.90%	SOFR+560	6,029	6,029	5,998
Harris & Co. LLC	08/09/30	Financial Services	9.33%	SOFR+500	19,231	19,104	19,231
Hills Distribution, Inc.	11/08/29	Distribution	10.32%	SOFR+600	14,184	14,023	14,184
IG Investment Holdings LLC	09/22/28	Business Services	9.28%	SOFR+500	4,361	4,313	4,328
Imagine Acquisitionco, LLC	11/15/27	Business Services	9.42%	SOFR+510	5,466	5,413	5,453
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	9.80%	SOFR+600	13,785	13,648	13,785
Infolinks Media Buyco, LLC	11/01/26	Media	9.80%	SOFR+550	13,050	13,004	13,050
Inovex Information Systems Incorporated	12/17/30	Business Services	9.55%	SOFR+525	5,970	5,931	5,970
Inventus Power, Inc.	01/15/26	Consumer Products	11.94%	SOFR+761	13,002	12,932	13,002
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.45%	SOFR+615	13,701	13,581	13,016
LAV Gear Holdings, Inc. (4)	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment			4,761	4,690	3,566
LAV Gear Holdings, Inc. - Incremental TL	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	10.00%		308	294	385
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+785	21,248	21,181	20,823
Lightspeed Buyer, Inc.	02/03/27	Healthcare, Education and Childcare	9.05%	SOFR+475	20,166	20,079	20,166
LJ Avalon Holdings, LLC	02/01/30	Environmental Services	9.07%	SOFR+475	7,656	7,566	7,656
MAG DS Corp.	04/01/27	Aerospace and Defense	9.90%	SOFR+560	8,198	7,927	7,870
MDI Buyer Inc.	07/25/28	Chemicals, Plastics and Rubber	9.33%	SOFR+500	19,779	19,610	19,581
Magenta Buyer, LLC -First out	07/31/28	Software	11.29%	SOFR+701	450	450	375
Magenta Buyer, LLC -Second out	07/31/28	Software	11.54%	SOFR+726	587	587	271
Magenta Buyer, LLC -Third out (5)	07/31/28	Software	6.05%		2,194	2,194	508
Marketplace Events Acquisition, LLC	12/19/30	Media	9.47%	SOFR+525	19,950	19,774	19,950
MBS Holdings, Inc.	04/16/27	Telecommunications	9.35%	SOFR+510	8,266	8,214	8,266
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.95%	SOFR+565	2,900	2,870	2,857
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.55%	SOFR+625	19,423	19,304	19,471
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.80%	SOFR+550	7,900	7,805	7,292
Michael Baker International, LLC	12/18/28	Business Services	8.28%	SOFR+400	496	496	498

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
MOREGroup Holdings, Inc.	01/16/30	Business Services	9.55%	SOFR+525	19,750	19,512	19,750
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.45%	SOFR+515	9,599	9,529	9,599
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	9.92%	SOFR+560	7,199	7,174	7,199
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.65%	SOFR+635	20,141	19,901	19,990
OSP Embedded Purchaser, LLC	12/17/29	Aerospace and Defense	10.05%	SOFR+575	18,974	18,837	18,671
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	9.55%	SOFR+525	18,019	17,794	17,838
One Stop Mailing, LLC	05/07/27	Transportation	10.69%	SOFR+636	8,297	8,213	8,297
PCS MIDCO INC	03/01/30	Financial Services	10.05%	SOFR+575	5,768	5,700	5,797
PL Acquisitionco, LLC	11/09/27	Retail	11.50%	SOFR+725	8,609	8,541	5,338
Pacific Purchaser, LLC	10/02/28	Business Services	10.42%	SOFR+625	12,805	12,624	12,664
PAR Excellence Holdings, Inc.	09/03/30	Healthcare, Education and Childcare	9.32%	SOFR+500	9,950	9,864	9,851
Project Granite Buyer, Inc.	12/31/30	Business Services	10.05%	SOFR+575	5,985	5,932	6,045
RRA Corporate, LLC	08/15/29	Business Services	9.54%	SOFR+525	3,970	3,939	3,938
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.05%	SOFR+575	24,762	24,412	24,329
Radius Aerospace, Inc.	03/29/27	Aerospace and Defense	10.51%	SOFR+615	11,811	11,744	11,515
Rancho Health MSO, Inc.	06/20/29	Healthcare, Education and Childcare	9.55%	SOFR+525	22,779	22,705	22,779
Recteq, LLC	01/29/26	Consumer Products	11.45%	SOFR+715	9,575	9,553	9,527
Riverpoint Medical, LLC	06/21/27	Healthcare, Education and Childcare	9.30%	SOFR+500	3,901	3,900	3,901
Ro Health, LLC	01/17/31	Healthcare Providers & Services	9.30%	SOFR+500	10,000	9,935	10,000
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.04%	SOFR+575	5,435	5,363	5,299
Sabel Systems Technology Solutions, LLC	10/31/30	Business Services	10.55%	SOFR+625	11,940	11,842	11,940
Sales Benchmark Index LLC	07/07/26	Business Services	10.50%	SOFR+620	6,637	6,613	6,637
Seacoast Service Partners, LLC	12/20/29	Diversified Conglomerate Service	9.30%	SOFR+500	4,975	4,938	4,801
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.45%	SOFR+615	14,588	14,423	13,749
Sigma Defense Systems, LLC	12/20/27	Telecommunications	11.45%	SOFR+715	24,013	23,836	24,013
Spendmend Holdings LLC	03/01/28	Business Services	9.45%	SOFR+515	9,437	9,272	9,437
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/03/29	Transportation	12.68%	SOFR+835	1,949	1,854	1,637
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans (5)	10/03/29	Transportation	5.43%		4,514	2,594	1,354
SV- Aero Holdings, LLC (Aeronix)	11/01/30	Aerospace and Defense	9.55%	SOFR+525	14,813	14,750	14,813
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	8.92%	SOFR+475	16,960	16,847	16,824
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	10.80%	SOFR+650	9,875	9,750	9,875
TPC US Parent, LLC	11/24/25	Food	10.20%	SOFR+590	11,305	11,286	11,293
Team Services Group, LLC	12/20/27	Healthcare, Education and Childcare	9.53%	SOFR+525	9,612	9,443	9,552
Teneo Holdings LLC	03/13/31	Business Services	9.08%	SOFR+475	2,963	2,934	2,988
The Bluebird Group LLC	07/27/26	Business Services	10.20%	SOFR+590	17,261	17,206	17,261
The Vertex Companies, LLC	08/31/28	Business Services	9.31%	SOFR+500	14,517	14,423	14,488
Transgo, LLC	12/29/28	Auto Sector	10.08%	SOFR+575	17,051	16,890	17,137
Tyto Athene, LLC	04/01/28	Aerospace and Defense	9.19%	SOFR+490	11,342	11,270	11,070
Urology Management Holdings, Inc.	06/15/27	Healthcare, Education and Childcare	9.80%	SOFR+550	12,412	12,351	12,362
US Fertility Enterprises, LLC	10/07/31	Healthcare, Education and Childcare	8.78%	SOFR+450	4,988	4,943	5,000
VRS Buyer, Inc.	11/21/30	Business Services	9.08%	SOFR+475	9,000	8,946	8,955
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.30%	SOFR+600	23,173	22,963	23,149
Wash & Wax Systems LLC	04/30/28	Business Services	9.50%	SOFR+550	6,433	6,554	6,562
Total First Lien Secured Debt						1,344,268	1,327,311
Subordinated Debt - 3.3%
Wash & Wax Systems LLC - Sub Debt	07/30/28	Business Services	12.00%		4,290	4,290	4,290
Total Subordinated Debt					4,290	4,290	4,290

Equity Securities - 5.7%
New Insight Holdings, Inc. - Common Equity	—	Business Services	—	—	134,330	2,351	2,347
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Systems LLC (Common)					2,803	5,002	5,141
Total Equity Securities						7,353	7,488
Total Investments - 1018.7%						1,355,911	1,339,089
Cash and Cash Equivalents - 32.0%
JPMorgan U.S. Government Money Market Fund			4.09%			7,655	7,655
Goldman Sachs Financial Square Government Fund			4.18%			9,973	9,973
BlackRock Federal FD Institutional 81			4.19%			3,073	3,073
Non-Money Market Cash						21,412	21,412
Total Cash and Cash Equivalents						42,113	42,113
Total Investments and Cash Equivalents - 1,050.7%						$1,398,024	$1,381,202
Liabilities in Excess of Other Assets — (950.7)%							(1,249,750)
Members' Equity—100.0%							$131,452

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
(5)
Partial non-accrual PIK security

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

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

June 30, 2025

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	June 30, 2025 (Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,355,911 and $1,036,305, respectively)	$1,339,089	$1,031,225
Cash and cash equivalents (cost—$42,113 and $36,595, respectively)	42,113	36,595
Interest receivable	5,561	5,089
Prepaid expenses and other assets	2,406	372
Due from affiliate	42	71
Total assets	1,389,211	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively and unamortized deferred financing cost of $1,977 and $0, respectively)	326,023	—
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,037 and $1,328, respectively)	244,963	244,672
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,589 and $1,882, respectively)	244,411	244,118
Credit facility payable	160,600	247,600
Subordinated notes payable to members	250,808	191,546
Payable for investments purchased	—	7,314
Interest payable on credit facility and asset backed debt	14,402	12,525
Distribution payable to members	10,000	8,000
Interest payable on subordinated notes to members	5,304	4,372
Accounts payable and accrued expenses	1,241	934
Due to affiliate	7	—
Total liabilities	1,257,759	961,081

Members' equity	131,452	112,271
Total liabilities and members' equity	$1,389,211	$1,073,352

———————————

(1)
As of June 30, 2025 and September 30, 2024, PSLF had zero of unfunded commitments to fund investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest	$36,203	$28,866	$104,583	$83,812
Other income	313	222	1,142	696
Total investment income	36,516	29,088	105,725	84,508
Expenses:
Interest expense on credit facility and asset-backed debt	17,881	13,635	50,818	39,613
Interest expense on subordinated notes to members	7,788	6,450	22,565	18,361
Administration fees	1,068	778	2,745	1,948
General and administrative expenses	173	305	869	725
Total expenses	26,910	21,168	76,997	60,647
Net investment income	9,606	7,920	28,728	23,861
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(3,416)	—	(5,542)	—
Net change in unrealized appreciation (depreciation) on investments	(3,439)	(400)	(11,743)	1,935
Net realized and unrealized gain (loss) on investments	(6,855)	(400)	(17,285)	1,935
Net increase (decrease) in members' equity resulting from operations	$2,751	$7,520	$11,443	$25,796

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

June 30, 2025

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at June 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$44,430	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	427,129	Market Comparable	Market yield	7.0% - 20.6% (10.3%)
First lien	4,902	Enterprise Market Value	EBITDA multiple	7.0x - 7.8x (7.5x)
Second lien	14,600	Market Comparable	Market yield	13.6% - 17.1% (15.2%)
Second lien	3,411	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	194,172	Market Comparable	Market yield	6.3% - 23.3% (13.1%)
Equity	277,776	Enterprise Market Value	EBITDA multiple	0.4x - 18.0x (9.5x)
Total Level 3 investments	$966,420
Debt Category ($ in thousands)
Truist Credit Facility	$316,384	Market Comparable	Market yield	5.6%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$13,841	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	621,998	Market Comparable	Market yield	7.0% – 21.4% (10.2%)
First lien	32,087	Enterprise Market Value	EBITDA multiple	0.9x - 8.4x (8.4x)
Second lien	63,803	Market Comparable	Market yield	13.1% - 18.5% (13.9%)
Second lien	3,377	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	181,690	Market Comparable	Market yield	5.0% - 16.5% (14.1%)
Equity	235,573	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (9.4x)
Total Level 3 investments	$1,152,369
Debt Category ($ in thousands)
Truist Credit Facility	$460,361	Market Comparable	Market yield	5.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair value at June 30, 2025
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$688,644	$—	$—	$688,644	$—
U.S. Government Securities(3)	124,697	—	124,697	—	—
Equity investments	358,283	—	—	277,776	80,507
Total investments	1,171,624	—	124,697	966,420	80,507
Cash and cash equivalents	70,546	70,546	—	—	—
Total investments and cash and cash equivalents	$1,242,170	$70,546	$124,697	$966,420	$80,507
Truist Credit Facility	$316,384	$—	$—	$316,384	$—
2026 Notes(2)	149,247	—	149,247	—	—
2026 Notes-2(2)	163,720	—	163,720	—	—
Total debt	$629,351	$—	$312,967	$316,384	$—

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
(2)
We elected not to apply ASC 825-10 to the 2026 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value.
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service which utilize broker-supplied prices.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2025
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$916,796	$235,573	$1,152,369
Net realized gain (loss)	(30,009)	(725)	(30,734)
Net change in unrealized appreciation (depreciation)	4,579	35,095	39,674
Purchases, PIK interest, net discount accretion and non-cash exchanges	543,409	10,719	554,128
Sales, repayments and non-cash exchanges	(746,131)	(2,886)	(749,017)
Transfers in/out of Level 3	—	—	—
Ending balance	$688,644	$277,776	$966,420
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(11,620)	$34,061	$22,441

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

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

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Nine months ended June 30,
Long-Term Credit Facility	2025	2024
Beginning balance (cost – $461,456 and $212,420, respectively)	$460,361	$206,940
Net change in unrealized appreciation (depreciation) included in earnings	1,023	1,578
Borrowings (1)	97,000	423,036
Repayments (1)	(242,000)	(185,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $316,456 and $450,456, respectively)	$316,384	$446,554
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $316,456 and $450,456, respectively)	$316,384	$446,554

(1)
Excludes temporary draws.

As of June 30, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$49,333	September 30, 2025	$87
Canadian dollar	CAD 2,800	$2,036	$2,052	July 31, 2025	$(16)

As of September 30, 2024, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,289	December 28, 2024	$1,131
Canadian dollar	CAD 2,800	$2,036	$2,073	October 23, 2024	$(37)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $0.3 million of expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2025, respectively. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and 2026 Notes-2.

For the three and nine months ended June 30, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(3.0) million and $(1.0) million, respectively. For the three and nine months ended June 30, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $(1.6) million, respectively. As of June 30, 2025 and September 30, 2024, the unrealized appreciation (depreciation) on the Truist Credit Facility totaled $0.1 million and $1.1 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2025	Interest Income	PIK Income	Dividend Income/Other	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$60,798	$—	$—	$16,073	$76,871	$4,828	$—	$27	$—
Flock Financial, LLC	48,839	823	—	2,725	52,387	1,448	823	—	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	512	(49,625)	36,714	78,459	4,282	—	—	—
Pragmatic Institute, LLC (3)	—	14,740	(71)	(1,650)	13,019	4	355	—	—
PennantPark Senior Loan Fund, LLC (2)	183,809	39,324	—	(9,516)	213,617	12,798	—	16,008	—
Total Controlled Affiliates	$384,304	$55,399	$(49,696)	$44,346	$434,353	$23,360	$1,178	$16,035	$—
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$(21,799)	$7,463	$—	$—	$—	$—
Walker Edison Furniture Company LLC	4,161	1,708	—	(5,848)	21	—	—	—	—
Total Non-Controlled Affiliates	$33,423	$1,708	$—	$(27,647)	$7,484	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$417,727	$57,107	$(49,696)	$16,699	$441,837	$23,360	$1,178	$16,035	$—

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
4.
RAM Energy LLC was fully realized in January 2023, during the nine months ended June 20, 2024 there was realized loss due to reduction of the escrow receivable.
5.
Flock Financial, LLC became a controlled affiliate during the quarter ended June 30, 2024.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator for net increase (decrease) in net assets resulting from operations	$8,150	$3,746	$33,690	$30,484
Denominator for basic and diluted weighted average shares	65,296,094	65,238,634	65,296,094	65,229,194
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.12	$0.06	$0.52	$0.47

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2025, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $49.5 million and $21.0 million. As of September 30, 2024, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $38.8 million and $11.1 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Nine Months Ended June 30,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$7.56	$7.70
Net investment income (1)	0.55	0.70
Net change in realized and unrealized gain (loss) (1)	(0.04)	(0.24)
Net increase (decrease) in net assets resulting from operations (1) (8)	0.52	0.46
Distributions to stockholders (1), (2)	(0.72)	(0.64)
Net asset value, end of period	$7.36	$7.52
Per share market value, end of period	$6.84	$7.55
Total return* (3)	8.58%	25.84%
Shares outstanding at end of period	65,296,094	65,296,094
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.24%	7.65%
Ratio of debt related expenses to average net assets (5)	8.57%	8.76%
Ratio of total expenses to average net assets (5)	15.81%	16.41%
Ratio of net investment income to average net assets (5)	9.87%	12.15%
Net assets at end of period	$480,585	$491,222
Weighted average debt outstanding	$690,420	$675,406
Weighted average debt per share (1)	$10.57	$10.35
Asset coverage per unit (6)	$1,761	$1,645
Portfolio turnover ratio* (7)	49.84%	30.03%

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
(4)
Excludes debt-related costs.
(5)
Includes interest and expenses on debt (annualized) as well as the Truist Credit Facility amendment, debt issuance costs and excludes debt extinguishment cost, if any, (not annualized).
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
(7)
Excludes short-term U.S. Government Securities
(8)
The nine months ended June 30, 2025 does not foot due to rounding

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2025 and 2024, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes and 2026 Notes-2, was 6.1% and 6.5%, respectively. As of June 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 176% and 164%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2025

Truist Credit Facility

As of June 30, 2025, we had the multi-currency Truist Credit Facility for up to $500 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2025 and September 30, 2024, we had $316.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.7% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2025 and September 30, 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of June 30, 2025 and September 30, 2024, we had $183.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of June 30, 2025, we were in compliance with the terms of the Truist Credit Facility.

2026 Notes

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62%. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

2026 Notes-2

In October 2021, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.4%. Interest on the 2026 Notes-2 is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2025 and September 30, 2024, we had $322.0 million and $373.9 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $13.2 million and $52.5 million to PSLF as of June 30, 2025 and September 30, 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

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

JF Intermediate, LLC (Unaudited):

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2025	2024	2025	2024
Total revenue	$233,706	$219,527	$663,904	$574,541
Total expenses	238,293	$222,853	679,498	$595,980
Net income (loss)	$(4,587)	$(3,326)	$(15,594)	$(21,439)

13. SUBSEQUENT EVENTS

In July 2025, PSLF through its wholly-owned and consolidated subsidiary, CLO VII, partially refinanced its $300 million debt securitization. The $21.0 million of Class B Loans interest was decreased from SOFR plus 4.05% to SOFR plus 1.95%, the $24.0 million of Class C Loans interest was decreased from SOFR plus 4.70% to SOFR plus 2.30%, and the $18.0 million of Class D interest was decreased from SOFR plus 7.00% to SOFR plus 3.35%.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three month and nine-month periods ended June 30, 2025 and 2024, and cash flows for the nine-month periods ended June 30, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 11, 2025

Awareness Letter of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation and its subsidiaries for the periods ended June 30, 2025 and 2024, as indicated in our report dated August 11, 2025; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 11, 2025

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2025, our portfolio totaled $1,171.6 million and consisted of $476.4 million or 41% of first lien secured debt, $124.7 million or 11% of U.S. Government Securities, $18.0 million or 1% of second lien secured debt, $194.2 million or 16% of subordinated debt (including $140.3 million or 12% in PSLF) and $358.3 million or 31% of preferred and common equity (including $73.3 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 90% variable-rate investments and 10% fixed-rate investments. As of June 30, 2025, we had four portfolio companies on non-accrual, representing 2.8% and 0.7% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $40.4 million as of June 30, 2025. Our overall portfolio consisted of 158 companies with an average investment size of $6.6 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 11.5%.

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

For the three months ended June 30, 2025, we invested $87.7 million in four new and 28 existing portfolio companies with a weighted average yield on debt investments of 10.0%. For the three months ended June 30, 2025, sales and repayments of investments totaled $132.2 million including $21.8 million sold to PSLF. For the nine months ended June 30, 2025, we invested $560.2 million in 19 new and 112 existing portfolio companies with a weighted average yield on debt investments of 10.5%. For the nine months ended June 30, 2025, sales and repayments of investments totaled $749.0 million including $462.8 million sold to PSLF. The investments sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

For the three months ended June 30, 2024, we invested $163.1 million in 11 new and 42 existing portfolio companies with a weighted average yield on debt investments of 12.0%. For the three months ended June 30, 2024, sales and repayments of investments totaled $132.9 million including $37.8 million sold to PSLF. For the nine months ended June 30, 2024, we invested $752.1 million in 29 new and 65 existing portfolio companies with a weighted average yield on debt investments of 11.9%. For the nine months ended June 30, 2024, sales and repayments of investments totaled $380.1 million including $191.8 million sold to PSLF. The investments sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

PennantPark Senior Loan Fund, LLC

As of June 30, 2025, PSLF’s portfolio totaled $1,339.1 million, consisted of 115 companies with an average investment size of $11.6 million and had a weighted average yield interest bearing debt investments of 10.4%.

As of September 30, 2024, PSLF’s portfolio totaled $1,031.2 million, consisted of 102 companies with an average investment size of $10.1 million and had a weighted average yield interest bearing debt investments of 11.3%.

For the three months ended June 30, 2025, PSLF invested $22.0 million, including $21.8 million purchased from the Company, in three new and one existing portfolio companies at weighted average yield interest bearing debt investments of 9.8%. PSLF’s sales and repayments of investments for the same period totaled $71.4 million. For the nine months ended June 30, 2025, PSLF invested $545.7 million, including $462.8 million purchased from the Company, in 26 new and 57 existing portfolio companies at weighted average yield interest bearing debt investments of 10.3%. PSLF’s sales and repayments of investments for the same period totaled $228.8 million.

For the three months ended June 30, 2024, PSLF invested $56.0. million, including $37.8 million purchased from the Company, in five new and seven existing portfolio companies at weighted average yield on interest bearing debt investments of 11.5%. PSLF’s sales and repayments of investments for the same period totaled $54.9 million. For the nine months ended June 30, 2024, PSLF invested $250.2 million, including $191.8 million purchased from the Company, in 21 new and 16 existing portfolio companies at weighted average yield on interest bearing debt investments of 12.0%. PSLF’s sales and repayments of investments for the same period totaled $133.8 million.

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

During the three and nine months ended June 30, 2025, we did not issue any shares under the ATM program. During the three and nine months ended June 30, 2024, we issued 71,594 shares of common stock through the ATM Program at an average price of $7.72 per share raising $0.6 million of net proceeds offer commission to the sales agents and inclusive of proceeds from the Investment Adviser to ensure all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM program to additional paid in capital. On April 28, 2025, our registration statement pursuant to which shares were issued under the ATM Program expired.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2024 Annual Report on Form 10-K during the three months ended June 30, 2025.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $0.3 million of expenses relating to amendment costs on the Truist Credit Facility for both the three and nine months ended June 30, 2025, respectively. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three and nine months ended June 30, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three and nine months ended June 30, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(3.0) million and $(1.0) million, respectively. For the three and nine months ended June 30, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $(1.6) million, respectively. As of June 30, 2025 and September 30, 2024, the unrealized appreciation (depreciation) on the Truist Credit Facility totaled $0.1 million and $1.1 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million, respectively, all of which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes of less than ($0.1) million and $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $(0.2) million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes zero and zero, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $(0.7) million, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and nine months ended June 30, 2025, the Company paid $0.2 million and $0.2 million, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary, respectively. The state and local tax liability is $0.1 million as of June 30, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2025 and 2024.

Investment Income

For the three and nine months ended June 30, 2025, investment income was $29.6 million and $94.4 million, respectively, which was attributable to $21.6 million and $68.9 million from first lien secured debt, $0.4 million and $3.4 million from second lien secured debt, $1.0 million and $3.2 million from subordinated debt and $6.5 million and $18.9 million from other investments, respectively. For the three and nine months ended June 30, 2024, investment income was $37.0 million and $107.3 million, respectively, which was attributable to $25.9 million and $78.5 million from first lien secured debt, $2.1 million and $7.6 million from second lien secured debt, $0.6 million and $1.9 million from subordinated debt and $8.4 million and $19.3 million from other investments, respectively. The decrease in investment income for three and nine months ended June 30, 2025, was primarily due to a decrease in our total portfolio size and a decrease in our weighted average yield on debt investments.

Expenses

For the three and nine months ended June 30, 2025, expenses totaled $17.8 million and $58.2 million, respectively, and were comprised of $9.2 million and $31.6 million of debt related interest and expenses, $3.9 million and $12.2 million of base management fees, $2.5 million and $7.7 million of incentive fees, $1.5 million and $4.8 million of general and administrative expenses and $0.7 million and $1.9 million of provision for excise taxes, respectively. For the three and nine months ended June 30, 2024, expenses totaled $21.3 million and $61.7 million, respectively, and were comprised of; $11.5 million and $32.9 million of debt-related interest and expenses, $4.2 million and $12.4 million of base management fees, $3.3 million and $9.7 million of incentive fees, $1.5 million and $4.8 million of general and administrative expenses and $0.7 million and $1.9 million of provision for excise taxes, respectively. The decrease in expenses for the three and nine months ended June 30, 2025, was primarily due to decreases in interest and expenses on debt and a decrease in incentive fees.

Net Investment Income

For the three and nine months ended June 30, 2025, net investment income totaled $11.8 million and $36.2 million, or $0.18 per share and $0.55 per share, respectively. For the three and nine months ended June 30, 2024, net investment income totaled $15.7 million and $45.7 million, or $0.24 per share and $0.70 per share, respectively. The decrease in net investment income was primarily due to a decrease in investment income and partially offset by a decrease in expenses.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2025, net realized gains (losses) totaled $(0.5) million and $(30.8) million, respectively. For the three and nine months ended June 30, 2024, net realized gains (losses) totaled $(6.9) million and $(36.1) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $(0.2) million and $29.3 million, respectively. For the three and nine months ended June 30, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(5.1) million and $23.2 million, respectively. As of June 30, 2025 and September 30, 2024, our net unrealized appreciation (depreciation) on investments totaled $40.4 million and $11.2 million, respectively. The net change in unrealized depreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three and nine months ended June 30, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(2.9) million and $(1.0) million, respectively. For the three and nine months ended June 30, 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million and $(1.6) million, respectively. As of June 30, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $0.1 million and $1.1 million, respectively. The net change in unrealized appreciation (depreciation) compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2025, net increase (decrease) in net assets resulting from operations totaled $8.2 million and $33.7 million or $0.12 per share and $0.52 per share, respectively. For the three and nine months ended June 30, 2024, net increase (decrease) in net assets resulting from operations totaled $3.7 million and $30.5 million or $0.06 per share and $0.47 per share, respectively. The change in net assets from operations for the nine months ended June 30, 2025 was primarily due to a change in the net realized and unrealized depreciation in the portfolio primarily driven by changes in market conditions and decrease in net investment income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of June 30, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act was 176% and 164%, respectively.

For the nine months ended June 30, 2025 and 2024, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on, 2026 Notes and 2026 Notes-2, was 6.1% and 6.5%, respectively.

As of June 30, 2025, we had the multi-currency Truist Credit Facility for up to $500 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2025 and September 30, 2024, we had $316.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.7% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2025 and September 30, 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of June 30, 2025 and September 30, 2024, we had $183.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of June 30, 2025, we were in compliance with the terms of the Truist Credit Facility.

As of June 30, 2025, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semiannually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62% The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of June 30, 2025, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

During the three and nine months ended June 30, 2025, we did not issue any shares under the ATM program. During the three and nine months ended June 30, 2024, we issued 71,594 shares of common stock through the ATM Program at an average price of $7.72 per share raising $0.6 million of net proceeds offer commission to the sales agents and inclusive of proceeds from the Investment Adviser to ensure all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.3 million of deferred offering costs incurred related to establishing the ATM program to additional paid in capital. On April 28, 2025, our registration statement pursuant to which shares were issued under the ATM Program expired.

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

As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $70.5 million and $49.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

For the nine months ended June 30, 2025, our operating activities provided cash of $212.6 million and our financing activities used cash of $192.0 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility and distributions paid to stockholders.

For the nine months ended June 30, 2024, our operating activities used cash of $167.7 million and our financing activities provided cash of $188.1 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily from borrowings under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of June 30, 2025 and September 30, 2024, PSLF had total assets of $1,389.2 million and $1,073.4 million, respectively and its investment portfolio consisted of debt investments in 115 and 102 portfolio companies, respectively. As of June 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund subordinated notes of $32.6 million and $46.5 million, respectively, and equity interests of $19.9 million and $28.5 million, respectively, in PSLF. As of June 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $30.9 million and the five largest investments totaled $128.6 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of June 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2024, our investment in PSLF consisted of subordinated notes of $115.9 million and equity interests of $67.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of June 30, 2025 and September 30, 2024 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of June 30, 2025 and September 30, 2024, there were $246.0 million and $246.0 million, respectively, of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of June 30, 2025, there was $328.0 million of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2025 (Unaudited)	September 30, 2024
Total investments	$1,339,089	$1,031,225
Weighted average cost yield on income producing investments	10.4%	11.3%
Number of portfolio companies in PSLF	115	102
Largest portfolio company investment at fair value	$30,851	$25,073
Total of five largest portfolio company investments at fair value	$128,609	$109,927

Below is a listing of PSLF’s individual investments as of June 30, 2025 (par and $ in thousands):

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1009.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	8.83%	SOFR+450	19,929	$19,733	$19,929
ACP Avenu Buyer, LLC	10/02/29	Business Services	9.05%	SOFR+475	7,609	7,488	7,533
ACP Falcon Buyer, Inc.	08/01/29	Business Services	9.80%	SOFR+550	15,235	14,991	15,387
AFC Dell Holding Corp.	04/09/27	Distribution	9.82%	SOFR+550	16,191	16,071	16,110
Ad.net Acquisition, LLC	05/07/26	Media	10.56%	SOFR+626	4,800	4,800	4,800
Aechelon Technology, Inc.	08/16/29	Aerospace and Defense	10.83%	SOFR+650	4,850	4,764	4,850
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	10.45%	SOFR+615	15,185	15,036	10,630
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	12/10/26	Media	10.67%	SOFR+635	13,773	13,722	13,635
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.20%	SOFR+590	14,056	14,014	14,056
Arcfield Acquisition Corp.	10/28/31	Aerospace and Defense	9.28%	SOFR+500	14,925	14,904	14,850
Archer Lewis, LLC	08/28/29	Healthcare, Education and Childcare	10.05%	SOFR+575	15,620	15,460	15,620
Argano, LLC.	09/13/29	Business Services	10.07%	SOFR+575	14,888	14,764	14,754
BLC Holding Company, INC.	11/20/30	Environmental Services	8.80%	SOFR+450	12,043	11,971	12,043
Beacon Behavioral Support Service, LLC	06/21/29	Healthcare, Education and Childcare	9.80%	SOFR+550	24,670	24,354	24,423
Best Practice Associates, LLC	11/08/29	Aerospace and Defense	11.05%	SOFR+675	19,900	19,648	19,651
Beta Plus Technologies, Inc.	07/02/29	Business Services	10.05%	SOFR+575	14,588	14,405	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	9.80%	SOFR+550	6,643	6,545	6,643
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	10.82%	SOFR+650	8,820	8,744	8,710
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	9.70%	SOFR+540	25,310	25,060	24,993
Boss Industries, LLC	12/27/30	Conglomerate Manufacturing	9.30%	SOFR+500	5,970	5,931	5,970
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	9.65%	SOFR+535	6,202	5,928	5,266
By Light professional IT Services, LLC	11/16/26	Business Services	10.79%	SOFR+647	14,570	14,526	14,570
C5MI Acquisition, LLC	07/31/29	Business Services	10.30%	SOFR+600	7,444	7,350	7,444
CF512, Inc.	08/20/26	Media	10.77%	SOFR+644	9,066	8,992	8,975
Carisk Buyer, Inc.	12/01/29	Healthcare, Education and Childcare	9.55%	SOFR+525	11,398	11,301	11,398
Carnegie Dartlet, LLC	02/07/30	Education	9.83%	SOFR+550	22,713	22,412	22,485
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.05%	SOFR+600	21,937	21,750	21,937
Case Works, LLC	10/01/29	Business Services	9.55%	SOFR+525	10,462	10,390	10,221
Commercial Fire Protection Holdings, LLC	09/23/30	Business Services	9.06%	SOFR+475	20,883	20,781	20,883
Compex Legal Services, Inc.	02/09/26	Business Services	9.85%	SOFR+555	932	932	932
Confluent Health, LLC	11/30/28	Healthcare, Education and Childcare	11.83%	SOFR+750	1,955	1,955	1,955
Connatix Buyer, Inc.	07/13/27	Media	9.97%	SOFR+576	8,647	8,637	8,647
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	9.69%	SOFR+536	5,285	5,254	5,245
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.66%	SOFR+535	30,851	30,741	30,851
DRI Holding Inc.	12/21/28	Media	9.68%	SOFR+535	5,785	5,436	5,702
DRS Holdings III, Inc.	11/03/25	Consumer Products	9.58%	SOFR+525	4,629	4,627	4,597
Duggal Acquisition, LLC	09/30/30	Marketing Services	9.05%	SOFR+475	4,963	4,922	4,963
Dynata, LLC - First Out Term Loan	07/17/28	Business Services	9.59%	SOFR+526	1,576	1,484	1,565
Dynata, LLC - Last-Out Term Loan	10/16/28	Business Services	10.09%	SOFR+576	9,695	9,695	8,527
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.05%	SOFR+575	23,228	22,961	23,286
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	9.58%	SOFR+525	12,155	11,986	12,155
Emergency Care Partners, LLC	10/18/27	Healthcare, Education and Childcare	9.80%	SOFR+550	6,948	6,910	6,948
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.08%	SOFR+575	7,199	7,110	7,199
Exigo Intermediate II, LLC	03/15/27	Business Services	10.68%	SOFR+635	9,576	9,509	9,576
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	11.46%	SOFR+715	4,159	4,110	4,075
GGG Midco, LLC	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.30%	SOFR+500	12,517	12,406	12,517
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	9.97%	SOFR+560	6,610	6,605	6,345
Graffiti Buyer, Inc.	08/10/27	Distribution	9.90%	SOFR+560	3,969	3,935	3,890
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.72%	SOFR+550	7,920	7,840	7,920
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00%	SOFR+	15,608	15,520	9,802
HW Holdco, LLC	05/10/26	Media	10.23%	SOFR+590	23,813	23,739	23,813
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	9.90%	SOFR+560	6,029	6,029	5,998
Harris & Co. LLC	08/09/30	Financial Services	9.33%	SOFR+500	19,231	19,104	19,231
Hills Distribution, Inc.	11/08/29	Distribution	10.32%	SOFR+600	14,184	14,023	14,184
IG Investment Holdings LLC	09/22/28	Business Services	9.28%	SOFR+500	4,361	4,313	4,328
Imagine Acquisitionco, LLC	11/15/27	Business Services	9.42%	SOFR+510	5,466	5,413	5,453
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	9.80%	SOFR+600	13,785	13,648	13,785
Infolinks Media Buyco, LLC	11/01/26	Media	9.80%	SOFR+550	13,050	13,004	13,050
Inovex Information Systems Incorporated	12/17/30	Business Services	9.55%	SOFR+525	5,970	5,931	5,970
Inventus Power, Inc.	01/15/26	Consumer Products	11.94%	SOFR+761	13,002	12,932	13,002
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.45%	SOFR+615	13,701	13,581	13,016
LAV Gear Holdings, Inc. (4)	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment			4,761	4,690	3,566
LAV Gear Holdings, Inc. - Incremental TL	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	10.00%		308	294	385
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+785	21,248	21,181	20,823
Lightspeed Buyer, Inc.	02/03/27	Healthcare, Education and Childcare	9.05%	SOFR+475	20,166	20,079	20,166
LJ Avalon Holdings, LLC	02/01/30	Environmental Services	9.07%	SOFR+475	7,656	7,566	7,656
MAG DS Corp.	04/01/27	Aerospace and Defense	9.90%	SOFR+560	8,198	7,927	7,870
MDI Buyer Inc.	07/25/28	Chemicals, Plastics and Rubber	9.33%	SOFR+500	19,779	19,610	19,581
Magenta Buyer, LLC -First out	07/31/28	Software	11.29%	SOFR+701	450	450	375
Magenta Buyer, LLC -Second out	07/31/28	Software	11.54%	SOFR+726	587	587	271
Magenta Buyer, LLC -Third out (5)	07/31/28	Software	6.05%		2,194	2,194	508
Marketplace Events Acquisition, LLC	12/19/30	Media	9.47%	SOFR+525	19,950	19,774	19,950
MBS Holdings, Inc.	04/16/27	Telecommunications	9.35%	SOFR+510	8,266	8,214	8,266
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.95%	SOFR+565	2,900	2,870	2,857
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.55%	SOFR+625	19,423	19,304	19,471
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.80%	SOFR+550	7,900	7,805	7,292
Michael Baker International, LLC	12/18/28	Business Services	8.28%	SOFR+400	496	496	498
MOREGroup Holdings, Inc.	01/16/30	Business Services	9.55%	SOFR+525	19,750	19,512	19,750
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.45%	SOFR+515	9,599	9,529	9,599
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	9.92%	SOFR+560	7,199	7,174	7,199

Issuer Name (3)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.65%	SOFR+635	20,141	19,901	19,990
OSP Embedded Purchaser, LLC	12/17/29	Aerospace and Defense	10.05%	SOFR+575	18,974	18,837	18,671
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	9.55%	SOFR+525	18,019	17,794	17,838
One Stop Mailing, LLC	05/07/27	Transportation	10.69%	SOFR+636	8,297	8,213	8,297
PCS MIDCO INC	03/01/30	Financial Services	10.05%	SOFR+575	5,768	5,700	5,797
PL Acquisitionco, LLC	11/09/27	Retail	11.50%	SOFR+725	8,609	8,541	5,338
Pacific Purchaser, LLC	10/02/28	Business Services	10.42%	SOFR+625	12,805	12,624	12,664
PAR Excellence Holdings, Inc.	09/03/30	Healthcare, Education and Childcare	9.32%	SOFR+500	9,950	9,864	9,851
Project Granite Buyer, Inc.	12/31/30	Business Services	10.05%	SOFR+575	5,985	5,932	6,045
RRA Corporate, LLC	08/15/29	Business Services	9.54%	SOFR+525	3,970	3,939	3,938
RTIC Subsidiary Holdings, LLC	05/03/29	Consumer Products	10.05%	SOFR+575	24,762	24,412	24,329
Radius Aerospace, Inc.	03/29/27	Aerospace and Defense	10.51%	SOFR+615	11,811	11,744	11,515
Rancho Health MSO, Inc.	06/20/29	Healthcare, Education and Childcare	9.55%	SOFR+525	22,779	22,705	22,779
Recteq, LLC	01/29/26	Consumer Products	11.45%	SOFR+715	9,575	9,553	9,527
Riverpoint Medical, LLC	06/21/27	Healthcare, Education and Childcare	9.30%	SOFR+500	3,901	3,900	3,901
Ro Health, LLC	01/17/31	Healthcare Providers & Services	9.30%	SOFR+500	10,000	9,935	10,000
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	10.04%	SOFR+575	5,435	5,363	5,299
Sabel Systems Technology Solutions, LLC	10/31/30	Business Services	10.55%	SOFR+625	11,940	11,842	11,940
Sales Benchmark Index LLC	07/07/26	Business Services	10.50%	SOFR+620	6,637	6,613	6,637
Seacoast Service Partners, LLC	12/20/29	Diversified Conglomerate Service	9.30%	SOFR+500	4,975	4,938	4,801
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	10.45%	SOFR+615	14,588	14,423	13,749
Sigma Defense Systems, LLC	12/20/27	Telecommunications	11.45%	SOFR+715	24,013	23,836	24,013
Spendmend Holdings LLC	03/01/28	Business Services	9.45%	SOFR+515	9,437	9,272	9,437
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/03/29	Transportation	12.68%	SOFR+835	1,949	1,854	1,637
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans (5)	10/03/29	Transportation	5.43%		4,514	2,594	1,354
SV- Aero Holdings, LLC (Aeronix)	11/01/30	Aerospace and Defense	9.55%	SOFR+525	14,813	14,750	14,813
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	8.92%	SOFR+475	16,960	16,847	16,824
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	10.80%	SOFR+650	9,875	9,750	9,875
TPC US Parent, LLC	11/24/25	Food	10.20%	SOFR+590	11,305	11,286	11,293
Team Services Group, LLC	12/20/27	Healthcare, Education and Childcare	9.53%	SOFR+525	9,612	9,443	9,552
Teneo Holdings LLC	03/13/31	Business Services	9.08%	SOFR+475	2,963	2,934	2,988
The Bluebird Group LLC	07/27/26	Business Services	10.20%	SOFR+590	17,261	17,206	17,261
The Vertex Companies, LLC	08/31/28	Business Services	9.31%	SOFR+500	14,517	14,423	14,488
Transgo, LLC	12/29/28	Auto Sector	10.08%	SOFR+575	17,051	16,890	17,137
Tyto Athene, LLC	04/01/28	Aerospace and Defense	9.19%	SOFR+490	11,342	11,270	11,070
Urology Management Holdings, Inc.	06/15/27	Healthcare, Education and Childcare	9.80%	SOFR+550	12,412	12,351	12,362
US Fertility Enterprises, LLC	10/07/31	Healthcare, Education and Childcare	8.78%	SOFR+450	4,988	4,943	5,000
VRS Buyer, Inc.	11/21/30	Business Services	9.08%	SOFR+475	9,000	8,946	8,955
Watchtower Buyer, LLC	12/01/29	Consumer Products	10.30%	SOFR+600	23,173	22,963	23,149
Wash & Wax Systems LLC	04/30/28	Business Services	9.50%	SOFR+550	6,433	6,554	6,562
Total First Lien Secured Debt						1,344,268	1,327,311
Subordinated Debt - 3.3%
Wash & Wax Systems LLC - Sub Debt	07/30/28	Business Services	12.00%		4,290	4,290	4,290
Total Subordinated Debt					4,290	4,290	4,290

Equity Securities - 5.7%
New Insight Holdings, Inc. - Common Equity	—	Business Services	—	—	134,330	2,351	2,347
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Systems LLC (Common)					2,803	5,002	5,141
Total Equity Securities						7,353	7,488
Total Investments - 1018.7%						1,355,911	1,339,089
Cash and Cash Equivalents - 32.0%
JPMorgan U.S. Government Money Market Fund			4.09%			7,655	7,655
Goldman Sachs Financial Square Government Fund			4.18%			9,973	9,973
BlackRock Federal FD Institutional 81			4.19%			3,073	3,073
Non-Money Market Cash						21,412	21,412
Total Cash and Cash Equivalents						42,113	42,113
Total Investments and Cash Equivalents - 1,050.7%						$1,398,024	$1,381,202
Liabilities in Excess of Other Assets — (950.7)%							(1,249,750)
Members' Equity—100.0%							$131,452
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
(4)
Non-accrual security
(5)
Partial non-accrual PIK security

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
(3)
All investments are in US Companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSLF, ($ in thousands):

	June 30, 2025 (Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,355,911 and $1,036,305, respectively)	$1,339,089	$1,031,225
Cash and cash equivalents (cost—$42,113 and $36,595, respectively)	42,113	36,595
Interest receivable	5,561	5,089
Prepaid expenses and other assets	2,406	372
Due from affiliate	42	71
Total assets	1,389,211	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively and unamortized deferred financing cost of $1,977 and $0, respectively)	326,023	—
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,037 and $1,328, respectively)	244,963	244,672
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,589 and $1,882, respectively)	244,411	244,118
Credit facility payable	160,600	247,600
Subordinated notes payable to members	250,808	191,546
Payable for investments purchased	—	7,314
Interest payable on credit facility and asset backed debt	14,402	12,525
Distribution payable to members	10,000	8,000
Interest payable on subordinated notes to members	5,304	4,372
Accounts payable and accrued expenses	1,241	934
Due to affiliate	7	—
Total liabilities	1,257,759	961,081

Members' equity	131,452	112,271
Total liabilities and members' equity	$1,389,211	$1,073,352
(1)
As of June 30, 2025 and September 30, 2024, PSLF had zero unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest	$36,203	$28,866	$104,583	$83,812
Other income	313	222	1,142	696
Total investment income	36,516	29,088	105,725	84,508
Expenses:
Interest expense on credit facility and asset-backed debt	17,881	13,635	50,818	39,613
Interest expense on subordinated notes to members	7,788	6,450	22,565	18,361
Administration fees	1,068	778	2,745	1,948
General and administrative expenses	173	305	869	725
Total expenses	26,910	21,168	76,997	60,647
Net investment income	9,606	7,920	28,728	23,861
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(3,416)	—	(5,542)	—
Net change in unrealized appreciation (depreciation) on investments	(3,439)	(400)	(11,743)	1,935
Net realized and unrealized gain (loss) on investments	(6,855)	(400)	(17,285)	1,935
Net increase (decrease) in members' equity resulting from operations	$2,751	$7,520	$11,443	$25,796

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

During the three and nine months ended June 30, 2025, we declared distributions of $0.24 and $0.72 per share, for total distributions of $15.7 million and $47.0 million, respectively. During the three and nine months ended June 30, 2024, we declared distributions of $0.22 and $0.64 per share, for total distributions of $14.4 million and $41.8 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2025, the effect of which was not material to the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, our debt portfolio consisted of 90% variable-rate investments and 10% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(3,044)	$(0.05)
Up 1%	3,044	0.05
Up 2%	6,088	0.09
Up 3%	9,132	0.14
Up 4%	12,189	0.19

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks associated with cybersecurity and cyber incidents.

Our internal computer systems and infrastructure and those of our Investment Adviser, strategic collaborators, vendors, contractors, consultants or regulators with whom we share confidential, protected or sensitive data or information, or upon which our business relies, are vulnerable to damage from computer viruses, unauthorized access, misuse, natural disasters, terrorism, cybersecurity threats, war and telecommunication and electrical failures, as well as security compromises or breaches, which may compromise our systems, infrastructure, data or that of those with whom we share such data or information or upon which our business relies, or lead to data compromise, misuse, misappropriation or leakage. We may experience, and from time to time have experienced, cyber attacks on our information technology systems and infrastructure by threat actors of all types (including nation states, criminal enterprises, individual actors or advanced persistent threat groups, among others). In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, digital extortion, business email compromises and denial-of-service attacks, social engineering (including phishing attacks) and other means to affect server reliability and threaten the confidentiality, integrity and availability of information, systems or infrastructure.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and other third-parties. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber-attacks, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber attack, may be ineffective and do not guarantee that a cyber attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an attack. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity attack or breach.

Furthermore, cybersecurity continues to be a priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals and/or regulators of data security breaches involving certain types of personal information. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 11, 2025	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)