Form 10-K
period 2025-09-30
PENNANTPARK INVESTMENT CORP
filed 2025-11-24
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2025 based on the closing price on that date of $7.03 on The New York Stock Exchange was approximately $443.6 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 65,296,094 shares of the Registrant’s common stock outstanding as of November 24, 2025.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in middle-market companies across changing economic and market cycles. We believe this experience and history have resulted in a reputation as a respected partner to financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $27.2 billion in 738 companies with more than 250 different financial sponsors through its managed funds, which includes investments by the Company totaling $9.6 billion in 402 companies.

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

Leverage

As of September 30, 2025, we had the multi-currency Truist Credit Facility for up to $500 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as additional multicurrency lenders, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2025 and 2024, we had $426.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.5% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2025 and 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-floating interest rate index). As of September 30, 2025 and 2024, we had $73.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of September 30, 2025, we were in compliance with the terms of the Truist Credit Facility.

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

Our Portfolio

Our principal investment focus is to provide first lien secured debt, second lien secured debt and subordinated debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Energy and Utilities
• Auto Sector	• Environmental Services
• Beverage, Food and Tobacco	• Financial Services
• Broadcasting and Entertainment	• Grocery
• Buildings and Real Estate	• Healthcare, Education and Childcare
• Building Materials	• High Tech Industries
• Business Services	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Cable Television	• Hotels, Motels, Inns and Gaming
• Capital Equipment	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture, Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Consumer Services	• Mining, Steel, Iron and Non-Precious Metals
• Containers Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Diversified Natural Resources, Precious Metals and Minerals	• Retail
• Education	• Telecommunications
• Electronics	• Wholesale

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets as of September 30:

Portfolio Company	2025 (1)	Portfolio Company	2024 (1)
AKW Holdings Limited	9%	JF Acquisition	9%
JF Acquisition	7%	AKW Holdings Limited	6%
Flock Financial, LLC	5%	Flock Financial, LLC	5%
Cartessa Aesthetics, LLC	3%	Cartessa Aesthetics, LLC	3%
North American Rail Solutions, LLC	3%	Halo Buyer, Inc.	3%
Exigo Intermediate II, LLC	3%	Cascade Environmental LLC	3%
United Land Services Holdings LLC	2%	Sigma Defense Systems, LLC	3%
Shiftkey, LLC	2%	Pragmatic Institute, LLC	2%
Route 66 Development	2%	Express Wash Acquisition Company, LLC	2%
Halo Buyer, Inc.	2%	Exigo Intermediate II, LLC	2%

Industry	2025 (1)	Industry	2024 (1)
Business Services	19%	Business Services	18%
Healthcare, Education and Childcare	18	Distribution	16
Distribution	14	Healthcare, Education and Childcare	12
Financial Services	7	Consumer Products	9
Consumer Products	5	Financial Services	7
Aerospace and Defense	5	Aerospace and Defense	5
Manufacturing/Basic Industry	5	Environmental Services	4
Environmental Services	3	Auto Sector	4
Auto Sector	3	Telecommunications	3
Gaming	2	Media	3

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. For the years ended September 30, 2025, 2024, and 2023, the Investment Adviser earned base management fees of $16.2 million, $16.7 million and $16.5 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. For the years ended September 30, 2025, 2024 and 2023, the Investment Adviser earned $9.8 million, $12.7 million, and $13.9 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2025, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2025, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser in May 2025. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through May 2026. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, had provided similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2025, 2024, and 2023, we recorded $1.4 million, $1.2 million and $1.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through May 2026. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2025 and 2024 PSLF had total assets of $1,315.4 million and $1,073.4 million, respectively, consisting of investments in 109 and 102 portfolio companies, respectively. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2% respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5% , respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025 and 2024, our investment in PSLF consisted of subordinated notes of $140.3 million and $115.9 million and had $8.2 million and $32.6 million unfunded commitments, respectively, and equity interests of $82.4 million and $67.4 million and had $5.0 million and $19.9 million unfunded commitments, respectively.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We have identified a material weaknesses in our internal controls over financial reporting and may identify other material weaknesses or significant deficiencies in the future. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, our ability to report our financial condition and result of operations accurately and on a timely basis could be adversely affect.

We have identified material weaknesses in our internal controls over financial reporting, and management has determined that, as of September 30, 2025, we do not maintain effective internal control over financial reporting. These material weaknesses and our remediation efforts are described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 63 of this Form 10-K. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We are in the process of remediating the identified material weaknesses in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. If we fail to remediate these material weaknesses, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements

We may not replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been or are affiliated.

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

Our current debt is governed by the terms of our Credit Facility, 2026 Notes, and 2026 Notes-2 and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 163% and 164%, respectively.

As of September 30, 2025, we had outstanding borrowings of $426.5 million under our Truist Credit Facility, $150.0 million of 2026 Notes and $165.0 million of 2026 Notes-2. Our consolidated debt outstanding was $741.5 million and had a weighted average annual interest rate at the time of 6.1%, exclusive of the fee on undrawn commitment on our Truist Credit Facility. This example is for illustrative purposes only, and actual interest rates on our Truist Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2025 of 55% of total assets (including such borrowed funds), at the current interest rate at the time of 5.5% and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	-%	10.0%	5.0%
Corresponding return to common stockholders (2)	(37.9)%	(23.4)%	(8.9)%	20.2%	5.7%

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

Our Truist Credit Facility matures in July 2027, our 2026 Notes mature in November 2026 and our 2026 Notes-2 mature in May 2026. We utilize proceeds from the Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 to make investments in our portfolio companies. The duration of many of our investments exceeds or will exceed the duration of our indebtedness under our Truist Credit Facility, our 2026 Notes and our 2026 Notes-2. This means that we will have to extend the maturity of our Truist Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Truist Credit Facility, our 2026 Notes and our 2026 Notes-2 on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $6.71 and $6.99 on September 30, 2025 and 2024, respectively. Our NAV per share was $7.11 and $7.56, respectively, as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The 2026 Notes and the 2026-2 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes and the 2026-2 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes and the 2026-2 Notes. As of September 30, 2025, we had $426.5 million in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility is secured by substantially all of our assets. The indebtedness under the Truist Credit Facility is therefore effectively senior in right of payment to our 2026 Notes and our 2026-2 Notes to the extent of the value of such assets.

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

The 2026 Notes and the 2026 Notes-2 may be redeemable in whole or in part upon certain conditions at any time, or from time to time, at our option on or after February 1, 2026 or August 1, 2026, respectively. We may choose to redeem the 2026 Notes or the 2026 Notes-2 at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2026 Notes or the 2026 Notes-2 being redeemed.

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Trump Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

We are subject to risks related to artificial intelligence.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While we and our Investment Adviser do not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Investment Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of our Investment Adviser and us. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Investment Adviser and us.

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

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Financial Officer (“CFO”) and CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on Information Technology staff of, and consultants to, the Adviser to manage the assessment and management of material risks from cybersecurity threats. The CFO has been responsible for his oversight function as CFO to the Company for three years and has worked in the financial services industry for more than 30 years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The CCO has been responsible for oversight functions for the Company for three years. The current CCO has been serving as CCO since April 2025 and has worked in the financial services industry for more than 35 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

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

Item 2. Properties

As of September 30, 2025, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 4, 2007, we closed our initial public offering. On April 14, 2022, listing and trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2025 and 2024.

On		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2025
Fourth quarter	$7.11	$7.44	$6.68	5%	(6)%	$0.24
Third quarter	$7.36	$7.08	$5.91	(4)%	(20)%	$0.24
Second quarter	$7.48	$7.27	$6.78	(3)%	(9)%	$0.24
First quarter	$7.57	$7.08	$6.64	(6)%	(12)%	$0.24
Year Ended September 30, 2024
Fourth quarter	$7.56	$7.89	$6.62	4%	(12)%	$0.24
Third quarter	$7.52	$7.72	$6.78	3%	(10)%	$0.22
Second quarter	$7.69	$7.21	$6.60	(6)%	(14)%	$0.21
First quarter	$7.65	$6.94	$6.04	(9)%	(21)%	$0.21

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. During the periods covered in the above table, our shares have traded below our NAV. Our shares closed on the New York Stock Exchange at $6.71 and $6.99 as of September 30, 2025 and 2024, respectively. Our NAV per share was $7.11 and $7.56 as of September 30, 2025 and 2024, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2025, we had nine stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2025.

Issuer Purchases of Equity Securities

During the year ended September 30, 2025, we did not make any repurchase of our common shares. On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. Repurchases of our common stock under our share repurchase program were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 through March 31, 2022	913,454	$7.72	913,454	$17,944
April 1, 2022 through June 30, 2022	717,709	$6.91	1,631,163	$12,986
July 1, 2022 through September 30, 2022	189,442	$6.52	1,820,605	$11,751
October 1, 2022 through December 31, 2022	—	$-	1,820,605	$11,751
January 1, 2023 through March 31, 2023	—	$-	1,820,605	$-
Total	1,820,605	$7.28

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

In January 2026, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2025 and 2024 from ordinary income (including short-term gains), if any, totaled $62.7 million and $57.4 million, or $0.96 and $0.88 per share, respectively, based on the weighted average shares outstanding for the respective years. Additionally, for both years ended September 30, 2025 and 2024, we did not pay any distribution from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2020, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses

The following table is being provided to update, as of September 30, 2025, certain information in our registration statement on Form N-2 (File No. 333-263564), most recently declared effective by the SEC on April 28, 2022. The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(4)
Management fees	3.33	(5)
Incentive fees	2.01	(6)
Interest on borrowed funds	8.56	(7)
Acquired fund fees and expenses	12.83	(8)
Other expenses	1.80	(9)
Total estimated annual expenses	28.53%	(10)

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
(4)
Net assets attributable to common shares equals average net assets as of September 30, 2025.
(5)
The contractual management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter-end and 1.00% for amounts that exceed such amount on September 30, 2025. See “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(6)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2025. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2025. For more detailed information about the incentive fee, please see “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(7)
As of September 30, 2025, we had $73.5 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $426.5 million in borrowings outstanding under our $500.0 million Truist Credit Facility, $150.0 million in aggregate principal of 2026 Notes and $165.0 million in aggregate principal of 2026-2 Notes. We may use proceeds of any offering of securities under any applicable registration statement to repay outstanding obligations under our Truist Credit Facility. After completing any such offering, we may continue to borrow under our Truist Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended September 30, 2025 and amendment costs and make-whole premiums, if any, and we caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(8)
Our stockholders indirectly bear their share of expenses of our investment in PSLF which was 55.8% as of September 30, 2025. No management fee is charged by PennantPark Investment Advisers in connection with PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSLF fees and operating expenses are based on our share of the actual fees and operating expenses of PSLF for the fiscal year ended September 30, 2025. Expenses for PSLF may fluctuate over time and may be substantially higher or lower in the future.

Our stockholders indirectly bear 23.1% of the expenses of our investment in PTSF II. A management fee equal to 0.50% per annum of the gross assets of PTSF II and its subsidiaries is charged by

PennantPark Investment Advisers in connection with PTSF II, and the entity is subject to an incentive fee of 20% of residual income proceeds after the internal rate of return on the equity has reached at least 12%. For this chart, PTSF II fees and operating expenses are based on our share of the actual fees and operating expenses of PTSF II for the fiscal year ended September 30, 2025. Expenses for PTSF II may fluctuate over time and may be substantially higher or lower in the future.

(9)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes, expenses of our dividend reinvestment plan and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement.
(10)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 11.2% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.5%, (2) total net annual expenses of 26.5% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$263	$583	$780	$1,002
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$271	$595	$789	$1,000

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2025, our portfolio totaled $1,287.3 million and consisted of $582.4 million or 45% of first lien secured debt, $124.8 million or 10% of U.S. Government Securities, $18.2 million or 1% of second lien secured debt, $201.2 million or 16% of subordinated debt (including $140.3 million or 11% in PSLF) and $360.7 million or 28% of preferred and common equity (including $67.5 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 91% variable-rate investments and 9% fixed-rate investments. As of September 30, 2025, we had four portfolio companies on non-accrual, representing 1.3% and 0.1% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $50.4 million as of September 30, 2025. Our overall portfolio consisted of 166 companies with an average investment size of $7.0 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 11.0%.

As of September 30, 2024, our portfolio totaled $1,328.1 million and consisted of $667.9 million or 50% of first lien secured debt, $99.6 million or 8% of US Government Securities, $67.2 million or 5% of second lien secured debt, $181.7 million or 14% of subordinated debt (including $115.9 million or 9% in PSLF) and $311.7 million or 23% of preferred and common equity (including $67.9 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 94% variable-rate investments and 6% fixed-rate investments. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 4.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $11.2 million as of September 30, 2024. Our overall portfolio consisted of 152 companies with an average investment size of $8.1 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 12.3%.

For the year ended September 30, 2025, we invested $746.6 million of investments in 28 new and 161 existing portfolio companies with a weighted average yield on debt investments of 10.2% (excluding U.S. Government Securities). Sales and repayments of investments for the same period totaled $810.4 million (excluding U.S. Government Securities).

For the year ended September 30, 2024, we invested $774.6 million of investments in 41 new and 81 existing portfolio companies with a weighted average yield on debt investments of 11.7% (excluding U.S. Government Securities). Sales and repayments of investments for the same period totaled $555.4 million (excluding U.S. Government Securities).

PennantPark Senior Loan Fund, LLC

As of September 30, 2025, PSLF’s portfolio totaled $1,265.9 million, consisted of 109 companies with an average investment size of $11.6 million and had a weighted average yield interest bearing debt investments of 10.1%. As of September 30, 2025, approximately 99% of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2025, PSLF invested $546.1 million (of which $462.8 million was purchased from the Company) in 26 new and 57 existing portfolio companies with a weighted average yield on debt investments of 10.4%. PSLF’s sales and repayments of investments for the same period totaled $293.8 million.

As of September 30, 2024, PSLF’s portfolio totaled $1,031.2 million, consisted of 102 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 11.3%. As of September 30, 2024, approximately 100% of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2024, PSLF invested $396.1 million (of which $308.8 million was purchased from the Company) in 20 new and 24 existing portfolio companies with a weighted average yield on debt investments of 11.8%. PSLF’s sales and repayments of investments for the same period totaled $172.9 million.

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
(4)
The audit committee of our board of directors reviews the valuations of the Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
(5)
Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.3 million, zero, and zero relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2025, 2024 and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets, and Liabilities and changes in fair value of the Truist Credit Facility are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, 2026 Notes, and 2026 Notes-2.

For the years ended September 30, 2025, 2024, and 2023 the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million, $(4.4) million and $(3.8) million, respectively. As of September 30, 2025 and 2024, the net unrealized appreciation (depreciation) on our Truist Credit Facility totaled $(1.0) million and $(1.1) million. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the years ended September 30, 2025, 2024 and 2023, we recorded a provision for taxes on net investment income of $2.6 million, $2.6 million and $4.3 million, respectively, pertaining to federal excise tax.

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

For the years ended September 30, 2025, 2024 and 2023 the Company recognized a provision for taxes of less than $0.1 million, $0.2 million, and $(5.0) million respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2025, 2024, and 2023 the Company recognized a provision for taxes of zero, $(0.7) million and $1.6 million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during the fiscal year and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the year ended September 30, 2025, 2024 and 2023 the Company paid $0.2, zero, and zero million respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2025 and 2024. For information regarding results of operations for the year ended September 30, 2023, see the Company's Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 25, 2024.

Investment Income

Investment income for the year ended September 30, 2025 was $122.4 million and was attributable to $89.9 million from first lien secured debt, $3.8 million from second lien secured debt and $4.4 million from subordinated debt and $24.3 from other investments. The decrease in investment income compared to prior year was primarily due to a decrease in our total portfolio including a decrease in our weighted average yield on debt investment and a decrease in dividend income.

Investment income for the year ended September 30, 2024 was $143.8 million and was attributable to $104.8 million from first lien secured debt, $9.8 million from second lien secured debt and $3.0 million from subordinated debt and $26.2 million from other investments.

Expenses

Net expenses for the year ended September 30, 2025 totaled $76.3 million. Base management fee for the same period totaled $16.2 million, incentive fee totaled $9.8 million, debt related interest and other financing expenses totaled $41.6 million and general and administrative expenses totaled $6.1 million and provision for taxes and totaled $2.6 million. The decrease in expenses over the prior year was primarily due to decrease in interest and expenses on debt and a decrease in incentive fees.

Net expenses for the year ended September 30, 2024 totaled $83.7 million. Base management fee for the same period totaled $16.7 million, incentive fee totaled $12.7 million, debt related interest and other financing expenses totaled $45.2 million and general and administrative expenses totaled $6.6 million and provision for taxes totaled $2.6 million.

Net Investment Income

For the years ended September 30, 2025 and 2024 net investment income totaled $46.1 million, or $0.71 per share, and $60.1 million, or $0.92 per share, respectively. The decrease in net investment income was primarily due to a decrease in investment income and partially offset by a decrease in expenses.

Net Realized Gains or Losses

For the years ended September 30, 2025 and 2024 net realized gain (loss) totaled $(52.4) million and $(33.6) million, respectively. The change in realized gains/losses was primarily due to changes in market conditions of our investments and the values at which they were realized and the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements".

Unrealized Appreciation or Depreciation on Investments and Debt

For the years ended September 30, 2025 and 2024, we reported net change unrealized appreciation (depreciation) on investments of $39.2 million and $26.8 million, respectively. As of September 30, 2025 and 2024, our net unrealized appreciation (depreciation) on investments totaled $50.4 million and $11.2 million, respectively. The net change in unrealized appreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized and the fluctuation in the market and in the economy, as discussed above under the “Forward-Looking Statements”.

For the years ended September 30, 2025 and 2024, we reported a net unrealized appreciation (depreciation) in our Truist Credit Facility of $(0.1) million and $(4.4) million, respectively. As of September 30, 2025 and 2024, our net unrealized appreciation (depreciation) on our Truist Credit Facility totaled $(1.0) million and $(1.1) million, respectively. The net change in unrealized appreciation (depreciation) compared to the same periods in their prior periods was primarily due to changes in the capital markets, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $32.7 million, or $0.50 per share, and $48.9 million, or $0.75 per share, for the years ended September 30, 2025 and 2024, respectively. The decrease in net assets from operations for the year ended September 30, 2025 compared to the prior year was primarily due to lower net investment income was primarily driven by a decrease in investment income from a decrease in our total portfolio and decrease in our weighted average yield on debt, as discussed above under “Forward-Looking Statements”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “Forward-Looking Statements” section above.

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

As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 163% and 164%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2025 and 2024, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, was 6.1% and 6.5%, respectively.

As of September 30, 2025, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2025 and 2024, we had $426.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.5% and 7.2%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2025 and 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR. As of September 30, 2025 and 2024, we had $73.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of September 30, 2025, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2025, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62%. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles,or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

As of September 30, 2025, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.4%. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general,unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

We may raise additional equity or debt capital through both registered offerings and private offerings of securities, by securitizing a portion of our investments, among other sources. In particular, in connection with the maturities of the 2026 Notes and the 2026-2 Notes, which will mature on May 1, 2026 and November 1, 2026, respectively, we intend to seek alternate sources of financing, including the issuance of additional unsecured notes. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, and 2026 Notes-2. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as stock repurchase program.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025, the administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

As of September 30, 2025 and 2024, we had cash and cash equivalents of $51.8 million and $49.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

For the year ended September 30, 2025, our operating activities provided cash of $104.8 million and our financing activities used cash of $102.9 million. Our operating activities provided cash primarily for our investment activities and our financing activities used cash primarily from net repayments under our Truist Credit Facility and distributions to stockholders.

For the year ended September 30, 2025 our operating activities used cash of $172.4 million and our financing activities provided cash of $183.4 million. Our operating activities used cash primarily from our investment activities and our financing activities provided cash primarily from borrowings under our Truist Credit Facility.

For more information regarding our borrowing arrangements, see “Business—Leverage” above.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2025, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2), (3)	Average Market Value Per Unit
Truist Credit Facility
Fiscal 2025	$426,456	$1,627	N/A
Fiscal 2024	461,456	1,637	N/A
Fiscal 2023	212,420	1,952	N/A
Fiscal 2022	385,920	1,855	N/A
Fiscal 2021	316,545	2,208	N/A
Fiscal 2020	388,252	2,078	N/A
Fiscal 2019	301,636	2,066	N/A
Fiscal 2018	80,520	2,919	N/A
Fiscal 2017	79,393	2,998	N/A
Fiscal 2016	50,340	2,794	N/A
BNP Credit Facility
Fiscal 2019	171,000	2,066	N/A
2019 Notes
Fiscal 2018	250,000	2,919	N/A
Fiscal 2017	250,000	2,998	N/A
Fiscal 2016	250,000	2,794	N/A
2024 Notes
Fiscal 2021	86,250	2,208	$25.14	(4)
Fiscal 2020	86,250	2,078	23.47	(4)
Fiscal 2019	75,000	2,066	24.87	(4)
2025 Notes
Fiscal 2016	71,250	2,794	24.68	(5)
2026 Notes
Fiscal 2025	150,000	1,627	N/A
Fiscal 2024	150,000	1,637	N/A
Fiscal 2023	150,000	1,952	N/A
Fiscal 2022	150,000	1,855	N/A
Fiscal 2021	150,000	2,208	N/A
2026-2 Notes
Fiscal 2025	165,000	1,627	N/A
Fiscal 2024	165,000	1,637	N/A
Fiscal 2023	165,000	1,952	N/A
Fiscal 2022	165,000	1,855	N/A

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2025 and 2024 PSLF had total assets of $1,315.4 million and $1,073.4 million, respectively. PSLF’s portfolio consisted of debt investments in 109 and 102 portfolio companies as of September 30, 2025 and 2024, respectively. As of September 30, 2025, we and Pantheon had remaining commitments to fund first lien secured debt of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund first lien secured debt of $32.6 million and $46.5 million, respectively, and equity interest of $19.9 million and $28.5 million respectively. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. As of September 30, 2024 at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025 and 2024, our investment in PSLF consisted of subordinated notes of $140.3 million and $115.9 million, respectively, and equity interests of $82.4 million and $67.4 million, respectively. In October 2024, the Company made a capital contribution of approximately $26.3 million of assets at their most recent fair market value as of the date of the transaction.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to a wholly owned subsidiary of PSLF 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of September 30, 2025 and 2024, there was $246.0 million of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of September 30, 2025 and 2024, there was $246.0 million of external 2035 Asset-Backed Debt. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or"2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of September 30, 2025, there was $328.0 million of external 2037 Asset-Backed Debt and $1.9 million of un-amortized financing cost.

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

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2025	September 30, 2024
Total investments	$1,265,901	$1,031,225
Weighted average cost yield on income producing investments	10.1%	11.3%
Number of portfolio companies in PSLF	109	102
Largest portfolio company investment at fair value	$24,802	$25,073
Total of five largest portfolio company investments at fair value	$121,360	$109,927

Below is a listing of PSLF’s individual investments as of September 30, 2025 ($ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,035.8% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	9.04%	SOFR+475	7,590	$7,474	$7,514
Acp Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.79%	SOFR+550	15,196	14,963	15,348
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	9.83%	SOFR+550	16,181	16,072	16,100
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	10.26%	SOFR+626	4,788	4,788	4,788
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.91%	SOFR+575	4,800	4,718	4,800
Alpine Acquisition Corp II (4), (7)	10/12/22	11/30/26	Containers, Packaging and Glass			15,185	15,056	7,896
Amsive Holdings Corporation	03/02/22	12/10/26	Media	10.35%	SOFR+635	13,805	13,745	13,667
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	06/30/26	Media	9.90%	SOFR+590	13,837	13,803	13,837
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	9.31%	SOFR+500	14,888	14,867	14,813
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.75%	SOFR+575	15,581	15,426	15,581
Argano, LLC	12/16/24	09/13/29	Business Services	9.89%	SOFR+575	14,850	14,730	14,628
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.50%	SOFR+450	12,013	11,942	12,013
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.50%	SOFR+550	24,607	24,305	24,607
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.91%	SOFR+675	19,850	19,606	19,701
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.75%	SOFR+575	14,550	14,375	14,405
Big Top Holdings, LLC	06/26/24	02/28/30	Manufacturing / Basic Industries	9.25%	SOFR+525	6,626	6,531	6,626
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.77%	SOFR+650	8,798	8,726	8,688
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.40%	SOFR+540	25,244	25,052	24,802
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	9.00%	SOFR+500	5,955	5,916	5,955
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.51%	SOFR+535	6,186	5,926	5,348
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	10.00%	SOFR+600	7,425	7,334	7,425
CF512, Inc.	12/29/21	08/20/26	Media	10.36%	SOFR+619	9,042	8,983	8,952
Carisk Buyer, Inc.	02/09/24	12/01/29	Healthcare, Education and Childcare	9.00%	SOFR+500	11,370	11,276	11,370
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.66%	SOFR+550	22,655	22,360	22,428
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	10.00%	SOFR+600	21,880	21,708	21,880
Case Works, LLC	11/26/24	10/01/29	Business Services	9.25%	SOFR+525	10,436	10,366	9,966
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.50%	SOFR+450	20,831	20,730	20,831
Compex Legal Services, Inc.	12/23/24	02/09/26	Business Services	9.55%	SOFR+555	931	931	931
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.66%	SOFR+750	1,950	1,950	1,940
CJX Borrower, LLC	08/12/22	07/13/27	Media	10.08%	SOFR+576	8,624	8,614	8,624
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	10.03%	SOFR+586	5,271	5,243	5,232
DRI Holding Inc.	08/04/22	12/21/28	Media	9.51%	SOFR+535	5,770	5,442	5,655
DRS Holdings III, Inc.	03/02/22	11/03/25	Consumer Products	9.41%	SOFR+525	4,478	4,478	4,523
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.75%	SOFR+475	4,950	4,910	4,950
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	9.46%	SOFR+526	1,572	1,486	1,565
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.96%	SOFR+576	9,670	9,670	7,873
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.75%	SOFR+475	23,169	22,915	23,227
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	9.16%	SOFR+500	12,124	11,963	12,124
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	9.00%	SOFR+500	6,930	6,895	6,930
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.91%	SOFR+575	7,040	6,955	7,040
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.51%	SOFR+635	9,551	9,491	9,551
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	13.35%	SOFR+915	4,140	4,096	4,057
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.00%	SOFR+500	12,485	12,377	12,485
Global Holdings InterCo, LLC	03/02/22	03/16/26	Banking, Finance, Insurance & Real Estate	9.74%	SOFR+560	6,593	6,589	6,593
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.80%	SOFR+560	3,959	3,928	3,880
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.87%	SOFR+500	7,798	7,723	7,798
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services	8.00%		15,570	15,496	8,548
HW Holdco, LLC	03/02/22	05/10/26	Media	9.90%	SOFR+590	23,593	23,537	23,593
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.60%	SOFR+550	6,029	6,029	5,968
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	9.16%	SOFR+500	19,182	18,995	19,015
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	10.32%	SOFR+600	14,148	13,992	14,148
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	9.31%	SOFR+500	4,350	4,305	4,328
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	9.29%	SOFR+510	5,452	5,402	5,452
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	10.16%	SOFR+600	13,749	13,622	13,749
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.50%	SOFR+550	13,046	13,007	12,981
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	9.25%	SOFR+525	5,955	5,918	5,955
Inventus Power, Inc.	10/10/23	01/15/26	Consumer Products	11.78%	SOFR+761	12,968	12,934	12,968
Kinetic Purchaser, LLC	07/24/23	11/10/27	Consumer Products	10.15%	SOFR+615	13,701	13,590	11,646
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	2,295	2,295	2,295
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	729	720	898
Lash OpCo, LLC	03/02/22	02/18/27	Consumer Products	12.16%	SOFR+785	21,525	21,466	20,987

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Lightspeed Buyer, Inc.	03/02/22	02/03/27	Healthcare, Education and Childcare	8.75%	SOFR+475	20,115	20,017	20,115
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.77%	SOFR+450	7,636	7,550	7,636
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.60%	SOFR+560	8,175	7,939	8,142
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.95%	SOFR+475	19,728	19,568	19,728
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	9.12%	SOFR+525	19,900	19,727	19,900
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	9.30%	SOFR+510	8,244	8,197	8,244
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.65%	SOFR+565	2,893	2,865	2,893
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	10.25%	SOFR+625	19,423	19,311	19,520
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.25%	SOFR+525	7,880	7,788	7,502
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	9.25%	SOFR+525	19,700	19,472	19,700
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	9.15%	SOFR+515	9,575	9,512	9,575
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	10.12%	SOFR+585	7,180	7,159	7,180
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.35%	SOFR+635	20,090	19,860	19,939
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.76%	SOFR+575	18,926	18,793	18,661
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	9.26%	SOFR+525	17,982	17,766	17,622
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.53%	SOFR+636	8,274	8,199	8,274
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.75%	SOFR+575	5,753	5,688	5,753
Pink Lily Holdco, LLC (5)	04/01/22	11/09/27	Retail	4.27%		8,761	8,699	3,504
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	10.42%	SOFR+625	12,773	12,602	12,721
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	9.17%	SOFR+500	9,925	9,842	9,751
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.75%	SOFR+575	5,955	5,903	6,015
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	9.25%	SOFR+525	3,960	3,930	3,936
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.75%	SOFR+575	24,700	24,365	24,453
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	10.45%	SOFR+615	11,780	11,714	11,515
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	9.29%	SOFR+500	22,704	22,631	22,704
Recteq, LLC	06/26/24	01/29/26	Consumer Products	10.40%	SOFR+640	9,550	9,537	9,526
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.75%	SOFR+475	3,891	3,861	3,891
Ro Health, LLC	04/03/25	01/17/31	Healthcare Providers & Services	8.50%	SOFR+450	9,308	9,249	9,308
Rural Sourcing Holdings, Inc.	07/24/23	06/16/29	Professional Services	9.92%	SOFR+575	5,435	5,367	4,891
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.91%	SOFR+575	11,910	11,813	11,910
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	10.20%	SOFR+620	6,617	6,597	6,617
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	9.00%	SOFR+500	4,963	4,926	4,759
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	10.15%	SOFR+615	14,550	14,394	13,568
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.31%	SOFR+615	23,904	23,741	23,904
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	9.15%	SOFR+515	9,412	9,261	9,412
STG Distribution, LLC - First Out New Money Term Loans	10/03/24	10/03/29	Transportation	12.57%	SOFR+835	1,986	1,895	1,768
STG Distribution, LLC - Second Out Term Loans (5)	10/03/24	10/03/29	Transportation	5.32%		4,566	2,594	365
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.92%	SOFR+475	16,919	16,816	16,784
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.52%	SOFR+650	9,850	9,732	9,801
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.66%	SOFR+450	19,878	19,692	19,878
TPC US Parent, LLC	03/02/22	11/24/25	Food	10.19%	SOFR+590	11,275	11,269	11,185
Team Services Group, LLC	07/24/23	12/20/27	Healthcare, Education and Childcare	9.56%	SOFR+525	9,588	9,434	9,548
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.90%	SOFR+590	16,348	16,306	16,348
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.93%	SOFR+475	14,480	14,393	14,408
Transgo, LLC	06/07/24	12/29/28	Auto Sector	9.91%	SOFR+575	16,363	16,215	16,486
Tyto Athene, LLC	03/02/22	04/01/28	Aerospace and Defense	9.19%	SOFR+490	11,342	11,271	11,058
Urology Management Holdings, Inc.	07/24/23	06/15/27	Healthcare, Education and Childcare	9.66%	SOFR+550	12,380	12,333	12,380
US Fertility Enterprises, LLC	09/03/25	10/11/31	Healthcare, Education and Childcare	8.67%	SOFR+450	4,975	4,931	4,975
Watchtower Buyer, LLC	09/19/24	12/01/29	Consumer Products	10.00%	SOFR+600	23,114	22,912	22,885
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.81%	SOFR+550	6,577	6,686	6,708
Total First Lien Secured Debt							1,276,720	1,253,543
Subordinated Debt - 3.7% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,422	4,422	4,422
Total Subordinated Debt						4,422	4,422	4,422

Equity Securities - 6.6% of Net Assets
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	2,014
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	5,165
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	757

Total Equity Securities							8,177	7,936
Total Investments - 1,046.0% of Net Assets(3)(6)							1,289,319	1,265,901

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Cash and Cash Equivalents - 33.9%
JPMorgan U.S. Government (Money Market Fund)				4.09%			7,972	7,972
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			6,946	6,946
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.19%			1,920	1,920
Non-Money Market Cash							24,147	24,147
Total Cash and Cash Equivalents							40,985	40,985
Total Investments and Cash Equivalents - 1,079.8% of Net Assets							$1,330,304	$1,306,886
Liabilities in Excess of Other Assets — (979.8)% of Net Assets								(1,185,860)
Members' Equity—100.0%								$121,026

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
(3)
As of September 30, 2025, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S. Companies were $1,289.3 million, $1,265.9 million and 1,046.0%
(4)
Non-accrual security
(5)
Partial non-accrual PIK Security.
(6)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(7)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC, or,3) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VII, LLC, or 4) securing the 2037 Asset-Backed Debt and held through PennantPark CLO X, LLC

Below is a listing of PSLF’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 916.4%of Net Assets
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622
One Stop Mailing, LLC	5/7/2027	Transportation	11.21%	SOFR+636	8,380	8,256	8,380
Owl Acquisition, LLC	2/4/2028	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC	5/18/2026	Distribution	11.12%	SOFR+651	9,340	9,307	9,340
Pacific Purchaser, LLC	10/2/2028	Business Services	11.51%	SOFR+600	12,903	12,682	12,877
PCS Midco, Inc.	3/1/2030	Financial Services	10.81%	SOFR+575	5,812	5,735	5,812

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
PL Acquisitionco, LLC	11/9/2027	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	4/28/2028	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	1/29/2026	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	6/21/2025	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/2026	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	1/3/2025	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	7/17/2025	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	3/1/2028	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2029	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/2025	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	6/6/2025	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+510	9,661	9,462	9,537
Teneo Holdings LLC	3/13/2031	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	7/27/2026	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	8/31/2027	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/2028	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/1/2029	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	2/27/2027	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/2024	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1% of Net Assets
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5% of Net Assets (3)(4)						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6% o f Net Assets
BlackRock Federal FD Institutional 30 (Money Market Fund)						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1% of Net Assets						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)% of Net Assets							(955,549)
Members' Equity—100.0%							$112,271

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
(3)
As of September 30, 2024, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S. Companies were $1,036.3 million, $1,031.2 million and 918.5%
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(5)
The securities are, 1) pledged as collateral under the BNP Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC; or, 3)
securing the 2035 Asset-Backed Debt held through PennantPark CLO VII, LLC

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2025	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,289,319 and $1,036,305, respectively)	$1,265,901	$1,031,225
Cash and cash equivalents (cost—$40,985 and $36,595, respectively)	40,985	36,595
Interest receivable	5,271	5,089
Receivable for investments sold	1,055	—
Prepaid expenses and other assets	2,148	372
Due from affiliate	87	71
Total assets	1,315,447	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively and unamortized deferred financing cost of $1,887 and $0, respectively)	326,113	—
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $940 and $1,328, respectively)	245,060	244,672
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,434 and $1,882, respectively)	244,566	244,118
Credit facility payable	99,600	247,600
Subordinated notes payable to members	250,808	191,546
Payable for investments purchased	—	7,314
Interest payable on credit facility and asset backed debt	13,730	12,525
Distribution payable to members	8,000	8,000
Interest payable on subordinated notes to members	5,305	4,372
Accounts payable and accrued expenses	1,189	934
Due to affiliate	50	—
Total liabilities	1,194,421	961,081

Members' equity	121,026	112,271
Total liabilities and members' equity	$1,315,447	$1,073,352

* For the years ended of September 30, 2025 and 2024, PSLF had zero million of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Year Ended September 30,
	2025	2024
Investment income:
Interest	$138,501	$114,231
Other income	1,875	1,023
Total investment income	140,376	115,254
Expenses:
Interest expense on credit facility and asset-backed debt	67,975	54,405
Interest expense on subordinated notes to members	30,436	24,861
Administration services expense	3,457	2,423
General and administrative expenses	1,494	1,360
Expenses before debt issuance costs	103,362	83,049
Debt issuance costs	250	—
Total expenses	103,612	83,049
Net investment income	36,764	32,205
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	(9,215)	(2,838)
Net realized gain (loss) on debt extinguishment	(187)	—
Net change in unrealized appreciation (depreciation) on investments	(18,344)	1,462
Net realized and unrealized gain (loss) on investments	(27,746)	(1,376)
Net increase (decrease) in members' equity resulting from operations	$9,018	$30,829

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

During the years ended September 30, 2025 and 2024, we declared distributions of $0.96 per share and $0.88 per share, respectively, for total distributions of $62.7 million and $57.4 million. We monitor available net income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company has adopted the ASU 2020-04, the effect of which was not material to the consolidated financial statements.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted of this new accounting standard, the effect was not material to the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issues ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023.07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, our debt portfolio consisted of 91% variable-rate investments and 9% fixed-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(9,368)	$(0.14)
Down 2%	(6,246)	(0.10)
Down 1%	(3,123)	(0.05)
Up 1%	3,123	0.05
Up 2%	6,246	0.10
Up 3%	9,368	0.14

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2025. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2025, we do not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness was identified in the operations of control related to the Company's quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate this material weakness. Our internal control remediation efforts include the following:

•
Enhance existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document; and
•
Enhancing policies and procedures to demonstrate commitment to improving our overall control environment.

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

PennantPark Investment's independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2025. This report appears on page 64.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and Subsidiaries (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 24, 2025, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness was identified in the operation of controls related to the Company’s quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated November 24, 2025 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated November 24, 2025, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2025 and 2024, by correspondence with the custodian, underlying fund advisors, and by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below is a matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1,088.0 million as of September 30, 2025. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $425.5 million as of September 30, 2025. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

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

New York, New York

November 24, 2025

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share data)

	September 30, 2025	September 30, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$853,416 and $916,168, respectively)	$857,415	$910,323
Non-controlled, affiliated investments (amortized cost—$36,561 and $56,734, respectively)	4,891	33,423
Controlled, affiliated investments (amortized cost—$346,911 and $343,970, respectively)	424,967	384,304
Total investments (amortized cost—$1,236,888 and $1,316,872, respectively)	1,287,273	1,328,050
Cash and cash equivalents (cost—$51,739 and $49,833, respectively)	51,783	49,861
Interest receivable	5,261	5,261
Distribution receivable	4,694	5,417
Due from affiliates	168	228
Prepaid expenses and other assets	375	269
Total assets	1,349,554	1,389,086
Liabilities
Truist Credit Facility payable, at fair value (cost—$426,456 and $461,456, respectively)	$425,477	460,361
2026 Notes payable (par— $150,000, unamortized deferred financing cost of $527 and $1,429, respectively)	149,473	148,571
2026 Notes-2 payable (par— $165,000, unamortized deferred financing cost of $1,067 and $1,920, respectively)	163,933	163,080
Payable for investment purchased	130,007	100,096
Interest payable on debt	6,281	6,406
Distributions payable	—	5,224
Accounts payable and accrued expenses	4,342	4,053
Base management fee payable	4,005	4,297
Incentive fee payable	2,086	3,057
Due to affiliate	—	33
Total liabilities	885,604	895,178
Commitments and contingencies (See Note 12)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	740,506	743,968
Accumulated deficit	(276,621)	(250,125)
Total net assets	$463,950	$493,908
Total liabilities and net assets	$1,349,554	$1,389,086
Net asset value per share	$7.11	$7.56

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended September 30,
	2025	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$60,351	$80,527	$93,420
Payment-in-kind	6,222	5,140	1,236
Dividend income	1,931	2,869	13,945
Other income	1,780	3,508	2,316
From non-controlled, affiliated investments:
Interest	—	—	73
Payment-in-kind	—	347	625
From controlled, affiliated investments:
Interest	30,049	25,738	15,425
Payment-in-kind	1,546	4,084	2,596
Dividend income	20,471	21,605	15,730
Other income	27	—	—
Total investment income	122,377	143,818	145,366
Expenses:
Base management fee	16,179	16,654	16,549
Incentive fee	9,768	12,741	13,901
Interest and expenses on debt	41,315	45,188	39,408
Administrative services expenses	1,850	1,689	1,843
General and administrative expenses	4,300	4,874	3,837
Expenses before provision for taxes and financing costs	73,412	81,146	75,538
Provision for taxes on net investment income	2,590	2,602	4,295
Credit facility amendment and debt issuance costs	324	—	—
Net expenses	76,326	83,748	79,833
Net investment income	46,051	60,070	65,533
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(30,514)	1,166	(18,418)
Non-controlled and controlled, affiliated investments	(21,946)	(34,999)	(133,098)
Debt extinguishment	—	—	(289)
Provision for taxes on realized gain on investments	26	186	(4,952)
Net realized gain (loss) on investments and debt	(52,434)	(33,647)	(156,757)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	9,862	(20,895)	(35,440)
Non-controlled and controlled, affiliated investments	29,363	48,388	95,034
Provision for taxes on unrealized appreciation (depreciation) on investments	—	(680)	1,576
Debt appreciation (depreciation)	(116)	(4,385)	(3,753)
Net change in unrealized appreciation (depreciation) on investments and debt	39,109	22,428	57,417
Net realized and unrealized gain (loss) from investments and debt	(13,325)	(11,219)	(99,340)
Net increase (decrease) in net assets resulting from operations	$32,726	$48,851	$(33,807)
Net increase (decrease) in net assets resulting from operations per common share	$0.50	$0.75	$(0.52)
Net investment income per common share	$0.71	$0.92	$1.00

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share and per share data)

	Years Ended September 30,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$46,051	$60,070	$65,533
Net realized gain (loss) on investments and debt	(52,460)	(33,833)	(151,805)
Net change in unrealized appreciation (depreciation) on investments	39,225	27,493	59,594
Net change in provision for taxes on realized gain (loss) on investments	26	186	(4,952)
Net change in provision for taxes on change in unrealized appreciation (depreciation) on investments	—	(680)	1,576
Net change in unrealized appreciation (depreciation) on debt	(116)	(4,385)	(3,753)
Net increase (decrease) in net assets resulting from operations	32,726	48,851	(33,807)
Distributions to stockholders:
Distribution of net investment income	(62,684)	(57,432)	(49,571)
Total distributions to stockholders	(62,684)	(57,432)	(49,571)
Capital transactions:
Public offering	—	552	—
Offering costs	—	(250)	—
Net increase in net assets resulting from capital transactions	—	302	—
Net increase (decrease) in net assets	(29,958)	(8,279)	(83,378)
Net assets:
Beginning of year	493,908	502,187	585,565
End of year	$463,950	$493,908	$502,187
Capital share activity:
Shares of common stock issued from public offering	—	71,594	—
Shares of common stock repurchased	—	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Years Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,726	$48,851	$(33,807)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(39,225)	(27,493)	(59,594)
Net change in unrealized appreciation (depreciation) on debt	116	4,385	3,753
Net realized (gain) loss on investments	52,460	33,833	151,516
Debt extinguishment realized loss	—	—	289
Net accretion of discount and amortization of premium	(3,400)	(3,361)	(6,792)
Purchases of investments	(1,219,273)	(1,043,619)	(375,176)
Payment-in-kind income	(7,768)	(9,571)	(4,458)
Proceeds from dispositions of investments	1,257,928	824,555	418,627
Amortization of deferred financing costs	1,755	1,755	1,780
(Increase) or Decrease in:
Interest receivable	—	1,559	(3,227)
Receivables from investments sold	—	—	29,494
Distribution receivable	723	(338)	(2,659)
Due from affiliate	60	(228)	—
Prepaid expenses and other assets	(105)	3,592	(306)
Increase or (Decrease) in:
Due to affiliates	(33)	(4,066)	1,990
Payable for investments purchased	29,911	147	99,949
Interest payable on debt	(125)	175	(33)
Base management fee payable, net	(292)	382	(934)
Deferred tax liability	—	—	(896)
Incentive fee payable	(971)	(253)	3,310
Accounts payable and accrued expenses	289	(2,701)	115
Net cash provided by (used in) operating activities	104,776	(172,396)	222,941
Cash flows from financing activities:
Proceeds from public offering	—	552	—
Offering costs	—	(250)	—
Distributions paid to stockholders	(67,908)	(65,904)	(45,658)
Repayments of SBA debentures	—	—	(20,000)
Borrowings under Truist Credit Facility	207,000	524,036	152,500
Repayments under Truist Credit Facility	(242,000)	(275,000)	(326,000)
Net cash provided by (used in) financing activities	(102,908)	183,434	(239,158)
Net increase (decrease) in cash and cash equivalents	1,868	11,038	(16,217)
Effect of exchange rate changes on cash	54	48	217
Cash and cash equivalents, beginning of year	49,861	38,775	54,775
Cash and cash equivalents, end of year	$51,783	$49,861	$38,775
Supplemental disclosures:
Interest paid	$39,685	$43,258	$37,661
Taxes paid	$2,850	$6,308	$5,707
Non-cash exchanges and conversions	$24,684	$36,253	$18,467
Non-cash purchases and disposition of investments	$26,250	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 184.8% (1), (2)
First Lien Secured Debt - 111.6% of Net Assets
ACP Avenu Buyer, LLC	10/02/2023	10/02/2029	Business Services	9.29%	3M SOFR+500	15,920	$15,827	$15,760
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	10/02/2023	04/21/2027	Business Services	—	—	3,479	-	(17)
ACP Avenu Buyer, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2029	Business Services	—	—	2,436	-	(24)
ACP Falcon Buyer, Inc. - Unfunded Revolver (7)	07/26/2023	08/01/2029	Business Services	—	—	2,533	-	-
Ad.net Acquisition, LLC - Funded Revolver	05/04/2021	05/07/2026	Media	10.26%	3M SOFR+626	292	292	292
Ad.net Acquisition, LLC - Unfunded Revolver (7)	05/04/2021	05/07/2026	Media	—	—	152	-	-
Adweek Purchaser, LLC	05/31/2024	05/30/2027	Printing and Publishing	11.00%	3M SOFR+700	2,100	2,074	2,100
Adweek Purchaser, LLC - Unfunded Term Loan (7)	05/31/2024	11/30/2025	Printing and Publishing	—	—	300	-	5
Aechelon Technology, Inc.	08/16/2024	08/16/2029	Aerospace and Defense	9.91%	3M SOFR+575	11,640	11,537	11,640
Aechelon Technology, Inc. - Funded Revolver	08/16/2024	08/16/2029	Aerospace and Defense	10.66%	3M SOFR+650	961	961	961
Aechelon Technology, Inc. - Unfunded Revolver (7)	08/16/2024	08/16/2029	Aerospace and Defense	—	—	1,763	-	-
AFC Dell Holding Corp.	12/12/2023	04/09/2027	Distribution	9.70%	3M SOFR+550	67	67	67
AFC Dell Holding Corp. - Unfunded Term Loan (7)	12/12/2023	04/09/2027	Distribution	—	—	4,428	-	(22)
Atlas Purchaser, Inc. - Third Out (10)	03/28/2024	05/06/2028	Telecommunications	—	—	8,840	7,707	265
Atlas Purchaser, Inc. - Fourth Out (10)	03/28/2024	05/06/2028	Telecommunications	—	—	4,760	794	95
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	05/21/2019	06/30/2026	Media	9.90%	3M SOFR+590	230	230	230
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (7)	05/21/2019	06/30/2026	Media	—	—	1,382	-	-
Aphix Buyer, Inc	07/17/2025	07/17/2031	Business Services	8.91%	3M SOFR+475	6,144	6,106	6,114
Aphix Buyer, Inc - Unfunded Term Loan (7)	07/17/2025	07/16/2027	Business Services	—	—	9,172	-	11
Aphix Buyer, Inc - Unfunded Revolver (7)	07/17/2025	07/17/2031	Business Services	—	—	2,389	-	(12)
APT OPCO, LLC	09/29/2025	09/30/2031	Healthcare, Education and Childcare	9.00%	3M SOFR+500	7,875	7,826	7,826
APT OPCO, LLC - Unfunded Term Loan (7)	09/29/2025	09/30/2027	Healthcare, Education and Childcare	—	—	1,228	-	-
APT OPCO, LLC - Unfunded Revolver (7)	09/29/2025	09/30/2031	Healthcare, Education and Childcare	—	—	1,228	-	-
Arcfield Acquisition Corp. - Unfunded Revolver (7)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	1,688	-	(8)
Archer Lewis, LLC	08/28/2024	08/28/2029	Healthcare, Education and Childcare	9.77%	3M SOFR+575	1,488	1,474	1,488
Archer Lewis, LLC - Unfunded Term Loan (7)	08/28/2024	08/28/2026	Healthcare, Education and Childcare	—	—	5,329	-	53
Archer Lewis, LLC - Unfunded Revolver (7)	08/28/2024	08/28/2029	Healthcare, Education and Childcare	—	—	1,304	-	-
Argano, LLC.	09/13/2024	09/13/2029	Business Services	9.90%	3M SOFR+575	10,448	10,349	10,291
Argano, LLC - Unfunded Term Loan (7)	09/13/2024	10/02/2026	Business Services	—	—	2,483	-	(12)
Argano, LLC - Unfunded Revolver (7)	09/13/2024	09/13/2029	Business Services	—	—	794	-	(12)
Azureon, LLC	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.75%	3M SOFR+575	9,811	9,708	9,526
Azureon, LLC - Funded Revolver	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.75%	3M SOFR+575	464	464	450
Azureon, LLC - Unfunded Revolver (7)	06/26/2024	06/26/2029	Diversified Conglomerate Service	—	—	696	-	(20)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (7)	06/21/2024	12/22/2025	Healthcare, Education and Childcare	—	—	3,838	-	38
Beacon Behavioral Support Service, LLC - Unfunded Term Loan - 3rd Amendment (7)	06/21/2024	06/21/2027	Healthcare, Education and Childcare	—	—	12,627	-	126
Beacon Behavioral Support Service, LLC - Unfunded Revolver (7)	06/21/2024	06/21/2029	Healthcare, Education and Childcare	—	—	1,042	-	-
Berwick Industrial Park	04/26/2022	05/02/2026	Buildings and Real Estate	13.00%	—	4,000	4,016	3,988
Best Practice Associates, LLC - Unfunded Revolver (7)	11/07/2024	11/08/2029	Aerospace and Defense	—	—	1,929	-	(14)
Beta Plus Technologies, Inc.	06/28/2022	07/02/2029	Business Services	9.75%	3M SOFR+575	10,644	10,509	10,537
Big Top Holdings, LLC - Unfunded Revolver (7)	02/29/2024	02/28/2030	Manufacturing/Basic Industry	—	—	1,155	-	-
BioDerm, Inc. - Funded Revolver	01/30/2023	01/31/2028	Healthcare, Education and Childcare	10.77%	3M SOFR+650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	06/27/2022	09/17/2026	Distribution	9.40%	3M SOFR+540	1,267	1,263	1,245
Blackhawk Industrial Distribution, Inc. - Funded Revolver	06/27/2022	09/17/2026	Distribution	9.40%	3M SOFR+540	2,186	2,186	2,147
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	06/27/2022	09/17/2026	Distribution	—	—	2,671	-	(47)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.50%	3M SOFR+450	2,248	2,232	2,248
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2024	11/20/2026	Business Services	—	—	7,514	-	56
BLC Holding Company, Inc. - Funded Revolver	11/20/2024	11/20/2030	Business Services	8.50%	3M SOFR+450	331	331	331
BLC Holding Company, Inc. - Unfunded Revolver (7)	11/20/2024	11/20/2030	Business Services	—	—	2,675	-	-
Blue Cloud Pediatric Surgery Centers, LLC	08/12/2025	01/21/2031	Healthcare Providers & Services	9.48%	3M SOFR+525	2,494	2,469	2,469
Blue Cloud Pediatric Surgery Centers, LLC - Unfunded Term Loan (7)	08/12/2025	07/30/2027	Healthcare Providers & Services	—	—	2,759	-	-
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2024	12/27/2030	Conglomerate Manufacturing	—	—	1,306	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
By Light Professional IT Services, LLC	07/15/2025	07/15/2031	Business Services	9.66%	3M SOFR+550	2,500	$2,481	$2,481
By Light Professional IT Services, LLC - Unfunded Revolver (7)	07/15/2025	07/15/2031	Business Services	—	—	988	-	(7)
Capital Construction, LLC	06/30/2025	10/22/2026	Consumer Services	10.20%	3M SOFR+590	5,608	5,573	5,552
Capital Construction, LLC - Unfunded Term Loan A (7)	06/30/2025	12/30/2025	Consumer Services	—	—	6,613	-	(17)
Carisk Buyer, Inc. - Unfunded Term Loan (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	48
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	11
Carisk Buyer, Inc. - Unfunded Revolver (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	-
Carnegie Dartlet, LLC	02/07/2024	02/07/2030	Education	9.66%	3M SOFR+550	2,326	2,304	2,302
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/07/2024	02/09/2026	Education	—	—	7,680	-	-
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2024	02/07/2030	Education	—	—	3,339	-	(33)
Cartessa Aesthetics, LLC	06/01/2022	06/14/2028	Distribution	10.30%	3M SOFR+600	23,494	23,242	23,494
Cartessa Aesthetics, LLC - Funded Revolver	06/01/2022	06/14/2028	Distribution	10.30%	3M SOFR+600	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/01/2022	06/14/2028	Distribution	—	—	2,297	-	-
Case Works, LLC	10/01/2024	10/01/2029	Business Services	9.09%	3M SOFR+525	852	845	814
Case Works, LLC - Funded Revolver	10/01/2024	10/01/2029	Business Services	9.25%	3M SOFR+525	1,793	1,793	1,712
Case Works, LLC - Unfunded Revolver (7)	10/01/2024	10/01/2029	Business Services	—	—	94	-	(4)
CF512, Inc. - Funded Revolver	08/17/2021	08/20/2026	Media	10.18%	3M SOFR+602	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/17/2021	08/20/2026	Media	—	—	827	-	(8)
CJX Borrower, LLC	07/08/2021	07/13/2027	Media	10.08%	3M SOFR+576	322	309	322
CJX Borrower, LLC - Unfunded Term Loan (7)	07/08/2021	07/13/2027	Media	—	—	149	-	27
CJX Borrower, LLC - Funded Revolver	07/08/2021	07/13/2027	Media	10.07%	3M SOFR+576	893	893	893
CJX Borrower, LLC - Unfunded Revolver (7)	07/08/2021	07/13/2027	Media	—	—	982	-	-
Compex Legal Services, Inc. - Funded Revolver	07/24/2023	02/07/2026	Business Services	9.78%	3M SOFR+555	459	459	459
Compex Legal Services, Inc. - Unfunded Revolver (7)	07/24/2023	02/07/2026	Business Services	—	—	197	-	-
Cornerstone Advisors of Arizona, LLC	05/13/2025	05/13/2032	Consulting Services	8.75%	3M SOFR+475	6,000	5,970	5,970
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2025	05/13/2032	Consulting Services	—	—	797	-	(4)
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2024	09/23/2026	Business Services	—	—	6,630	-	50
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2024	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Unfunded Revolver (7)	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	-	(3)
C5MI Acquisition, LLC	07/31/2024	07/31/2029	Business Services	10.00%	3M SOFR+600	2,463	2,432	2,463
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2024	07/31/2029	Business Services	—	—	4,133	-	-
DRS Holdings III, Inc.	11/01/2019	11/03/2025	Consumer Products	9.57%	3M SOFR+525	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/01/2019	11/03/2025	Consumer Products	—	—	608	-	-
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2024	09/30/2026	Marketing Services	—	—	2,042	-	20
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2024	09/30/2030	Marketing Services	—	—	2,561	-	-
Dynata, LLC - Last-Out Term Loan	07/15/2024	10/16/2028	Business Services	9.96%	3M SOFR+576	83	83	68
EDS Buyer, LLC - Unfunded Revolver (7)	12/19/2022	01/10/2029	Aerospace and Defense	—	—	1,915	-	5
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare, Education and Childcare	9.69%	3M SOFR+550	656	656	656
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/18/2024	10/19/2026	Healthcare, Education and Childcare	—	—	1,530	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2024	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	07/11/2024	08/20/2029	Business Services	8.51%	3M SOFR+451	3,391	3,057	2,882
ETE Intermediate II, LLC	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	9.16%	3M SOFR+500	552	549	552
ETE Intermediate II, LLC - Funded Revolver	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	9.17%	3M SOFR+500	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	—	—	2,264	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/10/2022	03/15/2027	Business Services	10.51%	3M SOFR+635	23,878	23,740	23,878
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/10/2022	03/15/2027	Business Services	—	—	1,856	-	-
Express Wash Intermediate, LLC	07/14/2022	04/10/2031	Auto Sector	10.58%	3M SOFR+625	9,975	9,926	9,736
Express Wash Intermediate, LLC - Unfunded Revolver (7)	07/14/2022	04/10/2031	Auto Sector	—	—	609	-	(15)
First Medical MSO, LLC	06/13/2025	06/13/2031	Healthcare, Education and Childcare	9.75%	3M SOFR+575	4,489	4,445	4,444
First Medical MSO, LLC - Unfunded Term Loan (7)	06/13/2025	06/13/2027	Healthcare, Education and Childcare	—	—	3,000	-	-
First Medical MSO, LLC - Unfunded Revolver (7)	06/13/2025	06/13/2031	Healthcare, Education and Childcare	—	—	600	-	(6)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Five Star Buyer, Inc.	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	3M SOFR+715	197	197	193
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	-	(7)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Gauge ETE Blocker, LLC	05/24/2023	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	285	$285	$285
GGG MIDCO, LLC	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.22%	3M SOFR+500	8,112	8,035	8,112
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2024	09/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	2,154	-	22
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	-	-
Graffiti Buyer, Inc.	10/25/2022	08/10/2027	Distribution	9.66%	3M SOFR+560	245	244	240
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	10/25/2022	08/10/2027	Distribution	—	—	831	-	(10)
Graffiti Buyer, Inc. - Funded Revolver	10/25/2022	08/10/2027	Distribution	9.85%	3M SOFR+560	32	32	31
Graffiti Buyer, Inc. - Unfunded Revolver (7)	10/25/2022	08/10/2027	Distribution	—	—	737	-	(15)
Halo Buyer, Inc.	07/18/2018	08/07/2029	Consumer Products	10.16%	3M SOFR+600	16,915	16,760	16,915
Halo Buyer, Inc. - Funded Revolver	07/18/2018	08/07/2029	Consumer Products	10.16%	3M SOFR+600	517	517	517
Halo Buyer, Inc. - Unfunded Revolver (7)	07/18/2018	08/07/2029	Consumer Products	—	—	2,181	-	-
Hancock Roofing and Construction, LLC	05/05/2022	12/31/2026	Insurance	9.76%	3M SOFR+560	750	750	743
Harris & Co, LLC	08/09/2024	08/09/2030	Financial Services	9.16%	3M SOFR+500	9,097	9,019	9,018
Harris & Co, LLC - Unfunded Term Loan B (7)	08/09/2024	02/09/2026	Financial Services	—	—	5,574	-	-
Harris & Co, LLC - Unfunded Term Loan C (7)	08/09/2024	08/18/2027	Financial Services	—	—	10,226	-	-
Harris & Co, LLC - Funded Revolver	08/09/2024	08/09/2030	Financial Services	9.16%	3M SOFR+500	526	526	521
Harris & Co, LLC - Unfunded Revolver (7)	08/09/2024	08/09/2030	Financial Services	—	—	2,479	-	(22)
HEC Purchaser Corp.	06/17/2024	06/17/2029	Healthcare, Education and Childcare	9.22%	3M SOFR+500	4,801	4,778	4,801
Hills Distribution, Inc.	11/02/2023	11/08/2029	Distribution	10.32%	3M SOFR+600	7,786	7,721	7,786
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/02/2023	11/07/2025	Distribution	—	—	1,280	-	13
HV Watterson Holdings, LLC (10)	06/13/2022	12/17/2026	Business Services	8.00%	—	287	286	158
HV Watterson Holdings, LLC - Funded Revolver (10)	06/13/2022	12/17/2026	Business Services	8.00%	—	1,250	1,250	686
HV Watterson Holdings, LLC - Unfunded Revolver (7), (10)	06/13/2022	12/17/2026	Business Services	—	—	—	-	-
HW Holdco, LLC - Unfunded Revolver (7)	10/11/2019	05/11/2026	Media	—	—	3,387	-	-
IG Investments Holdings, LLC	07/11/2022	09/22/2028	Business Services	9.31%	3M SOFR+500	104	103	103
IG Investments Holdings, LLC - Unfunded Revolver (7)	07/11/2022	09/22/2028	Business Services	—	—	722	-	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (7)	11/04/2021	11/16/2027	Business Services	—	—	1,685	-	-
Impact Advisors, LLC	03/21/2025	03/19/2032	Business Services	8.50%	3M SOFR+450	7,960	7,921	7,960
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2025	03/21/2027	Business Services	—	—	4,686	-	23
Impact Advisors, LLC - Unfunded Revolver (7)	03/21/2025	03/19/2032	Business Services	—	—	937	-	-
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	10.00%	3M SOFR+600	8,974	8,885	8,974
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	10.00%	3M SOFR+600	CAD 2,612	1,887	1,877
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/21/2022	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	-
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	12.25%	3M SOFR+500	161	161	161
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,130	-	-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2024	12/17/2026	Business Services	—	—	1,900	-	-
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2024	12/17/2030	Business Services	—	—	2,375	-	-
Inventus Power, Inc. - Funded Revolver	03/24/2021	01/15/2026	Electronics	11.76%	3M SOFR+761	403	403	403
Inventus Power, Inc. - Unfunded Revolver (7)	03/24/2021	01/15/2026	Electronics	—	—	1,325	-	-
Kinetic Purchaser, LLC	07/08/2022	11/10/2027	Consumer Products	10.19%	3M SOFR+615	3,099	3,044	2,634
Kinetic Purchaser, LLC - Funded Revolver	07/08/2022	11/10/2026	Consumer Products	10.15%	3M SOFR+615	3,070	3,070	2,609
Kinetic Purchaser, LLC - Unfunded Revolver (7)	07/08/2022	11/10/2026	Consumer Products	—	—	1,784	-	(268)
Lash OpCo, LLC	08/16/2021	02/18/2027	Consumer Products	12.14%	3M SOFR+785	3,055	3,038	2,979
				(PIK 5.10%)
Lash OpCo, LLC - Funded Revolver	08/16/2021	08/16/2026	Consumer Products	12.14%	3M SOFR+785	918	918	895
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2021	08/16/2026	Consumer Products	—	—	2,223	-	(56)
LAV Gear Holdings, Inc. - Incremental Term Loan	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.10%	3M SOFR+594	1,218	1,226	1,263
LAV Gear Holdings, Inc. - FOTL	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.10%	3M SOFR+595	134	122	165
LAV Gear Holdings, Inc. - Unfunded Revolver (7)	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	—	—	149	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Ledge Lounger, Inc.	11/04/2021	11/09/2026	Consumer Products	11.65%	3M SOFR+765	8,998	$8,949	$7,018
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/04/2021	11/09/2026	Consumer Products	11.65%	3M SOFR+765	1,621	1,621	1,264
				(PIK 1.00%)
Lightspeed Buyer, Inc.	02/03/2020	02/03/2027	Healthcare, Education and Childcare	8.91%	3M SOFR+475	2,011	2,011	2,011
Lightspeed Buyer, Inc. - Unfunded Revolver (7)	02/03/2020	02/03/2027	Healthcare, Education and Childcare	—	—	1,166	-	-
LJ Avalon Holdings, LLC	01/18/2023	02/01/2030	Environmental Services	8.78%	3M SOFR+450	5,194	5,179	5,194
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	01/18/2023	02/08/2027	Environmental Services	—	—	2,624	-	13
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/18/2023	02/01/2029	Environmental Services	—	—	1,498	-	-
Loving Tan Intermediate II, Inc.	05/25/2023	05/31/2028	Consumer Products	9.00%	3M SOFR+500	7,054	6,982	7,054
Loving Tan Intermediate II, Inc. - Funded Revolver	05/25/2023	05/31/2028	Consumer Products	9.00%	3M SOFR+500	664	664	664
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/25/2023	05/31/2028	Consumer Products	—	—	332	-	-
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	05/25/2023	07/12/2026	Consumer Products	—	—	2,018	-	20
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+525	1,237	1,225	1,237
Marketplace Events Acquisition, LLC - Unfunded Term Loan (7)	12/19/2024	06/19/2026	Media	—	—	3,113	-	31
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+525	218	218	218
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2024	12/19/2030	Media	—	—	1,959	-	-
MBS Holdings, Inc.	04/14/2021	04/16/2027	Telecommunications	9.30%	3M SOFR+510	267	266	267
MBS Holdings, Inc. - Unfunded Revolver (7)	04/14/2021	04/16/2027	Telecommunications	—	—	694	-	-
MDI Buyer, Inc. - Funded Revolver	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	11.50%	3M SOFR+375	1,808	1,808	1,808
MDI Buyer, Inc. - Unfunded Revolver (7)	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	—	—	419	-	-
Meadowlark Acquirer, LLC	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	1,903	1,892	1,903
Meadowlark Acquirer, LLC - Funded Revolver	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	337	337	337
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/09/2021	12/10/2027	Business Services	—	—	1,348	-	-
Medina Health, LLC - Unfunded Revolver (7)	10/16/2023	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	14
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2024	03/01/2030	Electronics	9.67%	3M SOFR+550	232	232	221
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Electronics	—	—	1,625	-	(78)
Mineola 212, LLC	06/24/2024	12/24/2025	Buildings and Real Estate	14.00%	—	3,500	3,515	3,507
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/09/2024	01/16/2026	Business Services	—	—	6,124	-	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/09/2024	01/16/2030	Business Services	—	—	3,675	-	-
Municipal Emergency Services, Inc.	09/23/2021	10/01/2027	Distribution	9.17%	3M SOFR+515	1,031	1,024	1,031
Municipal Emergency Services, Inc. - Unfunded Term Loan (7)	09/23/2021	01/15/2026	Distribution	—	—	568	-	3
Municipal Emergency Services, Inc. - Unfunded Revolver (7)	09/23/2021	10/01/2027	Distribution	—	—	1,880	-	-
NBH Group, LLC - Unfunded Revolver (7)	08/16/2021	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	-
NORA Acquisition, LLC - Funded Revolver	08/22/2023	08/31/2029	Healthcare, Education and Childcare	10.35%	3M SOFR+635	1,218	1,218	1,209
NORA Acquisition, LLC - Unfunded Revolver (7)	08/22/2023	08/31/2029	Healthcare, Education and Childcare	—	—	1,489	-	(11)
North American Rail Solutions, LLC	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+475	29,416	29,269	29,269
North American Rail Solutions, LLC - Unfunded Term Loan (7)	08/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	2,263	-	-
North American Rail Solutions, LLC - Funded Revolver	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+475	784	784	784
North American Rail Solutions, LLC - Unfunded Revolver (7)	08/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	2,383	-	-
NP Riverhead Industrial, LLC	05/24/2024	12/10/2025	Buildings and Real Estate	15.50%	—	5,000	5,015	5,000
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.25%	3M SOFR+525	1,787	1,771	1,751
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	12/29/2023	09/30/2026	Diversified Conglomerate Service	—	—	3,807	-	(43)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.25%	3M SOFR+525	1,260	1,260	1,235
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/29/2023	12/31/2029	Diversified Conglomerate Service	—	—	840	-	(17)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
ORL Acquisition, Inc.	09/01/2021	09/03/2027	Business Services	13.70%	3M SOFR+940	4,426	$4,395	$3,917
				(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (7)	09/01/2021	09/03/2027	Business Services	—	—	149	-	(17)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.81%	3M SOFR+575	6,386	6,298	6,297
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	1,477	-	(21)
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2028	Business Services	—	—	1,373	-	(5)
PAR Excellence Holdings, Inc.	09/03/2024	09/03/2030	Healthcare, Education and Childcare	9.32%	3M SOFR+500	11,940	11,827	11,731
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2024	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(47)
Paving Lessor Corp.	07/01/2025	07/01/2031	Business Services	9.25%	3M SOFR+525	6,974	6,922	6,921
Paving Lessor Corp. - Unfunded Term Loan (7)	07/01/2025	07/01/2027	Business Services	—	—	3,291	-	-
Paving Lessor Corp. - Unfunded Revolver (7)	07/01/2025	07/01/2031	Business Services	—	—	2,194	-	(16)
PCS MIDCO, Inc.	03/01/2024	03/01/2030	Financial Services	9.75%	3M SOFR+575	2,322	2,303	2,322
PCS MIDCO, Inc. - Unfunded Term Loan (7)	03/01/2024	03/02/2026	Financial Services	—	—	2,078	-	21
PCS MIDCO, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Financial Services	—	—	1,762	-	-
Peninsula Pacific Entertainment	08/15/2025	08/22/2032	Gaming	9.02%	3M SOFR+475	5,251	5,198	5,238
Peninsula Pacific Entertainment - Unfunded Term Loan (7)	08/15/2025	08/25/2027	Gaming	—	—	1,231	-	3
Penta Group Holdings, Inc.	07/31/2025	07/31/2031	Business Services	8.50%	3M SOFR+450	3,556	3,538	3,538
Penta Group Holdings, Inc. - Unfunded Term Loan (7)	07/31/2025	07/31/2027	Business Services	—	—	2,591	-	-
Penta Group Holdings, Inc. - Funded Revolver	07/31/2025	07/31/2031	Business Services	8.50%	3M SOFR+450	210	210	209
Penta Group Holdings, Inc. - Unfunded Revolver (7)	07/31/2025	07/31/2031	Business Services	—	—	437	-	(2)
PlayPower, Inc.	08/28/2024	08/28/2030	Manufacturing/Basic Industry	9.25%	3M SOFR+525	11,880	11,804	11,880
PlayPower, Inc. - Unfunded Revolver (7)	08/28/2024	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	-	-
Podean Buyer, Inc.	08/04/2025	08/04/2031	Marketing Services	10.00%	3M SOFR+600	4,030	3,990	3,990
Podean Buyer, Inc. - Unfunded Revolver (7)	08/04/2025	08/04/2031	Marketing Services	—	—	796	-	(8)
PL Acquisitionco, LLC - Funded Revolver (13)	11/05/2021	11/09/2027	Retail	4.27%	—	863	863	345
PL Acquisitionco, LLC - Unfunded Revolver (7), (13)	11/05/2021	11/09/2027	Retail	—	—	755	-	(453)
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2024	12/31/2026	Business Services	—	—	554	-	11
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2024	12/31/2030	Business Services	—	—	923	-	9
Radius Aerospace, Inc. - Funded Revolver	11/14/2022	03/29/2027	Aerospace and Defense	10.29%	3M SOFR+600	410	410	400
Radius Aerospace, Inc. - Unfunded Revolver (7)	11/14/2022	03/29/2027	Aerospace and Defense	—	—	1,819	-	(41)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	09/27/2021	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Funded Revolver	09/27/2021	06/20/2029	Healthcare, Education and Childcare	9.29%	3M SOFR+500	1,962	1,962	1,962
Rancho Health MSO, Inc. - Unfunded Revolver (7)	09/27/2021	06/20/2029	Healthcare, Education and Childcare	—	—	713	-	-
Recteq, LLC - Funded Revolver	01/27/2021	01/29/2026	Consumer Products	10.46%	3M SOFR+625	313	313	312
Recteq, LLC - Unfunded Revolver (7)	01/27/2021	01/29/2026	Consumer Products	—	—	814	-	(2)
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/19/2019	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Funded Revolver	01/16/2025	01/17/2031	Healthcare Providers & Services	8.50%	3M SOFR+450	1,258	1,258	1,258
Ro Health, LLC - Unfunded Revolver (7)	01/16/2025	01/17/2031	Healthcare Providers & Services	—	—	2,935	-	-
Rosco Parent, LLC	09/09/2025	09/12/2031	Business Services	8.81%	3M SOFR+475	10,167	10,090	10,090
Rosco Parent, LLC - Unfunded Revolver (7)	09/09/2025	09/12/2031	Business Services	—	—	1,332	-	-
Route 66 Development	01/28/2025	01/24/2031	Gaming	13.16%	3M SOFR+900	18,000	17,655	17,910
RRA Corporate, LLC	08/15/2024	08/15/2029	Business Services	9.00%	3M SOFR+500	2,996	2,967	2,978
RRA Corporate, LLC - Unfunded Term Loan (7)	08/15/2024	08/17/2026	Business Services	—	—	7,178	-	29
RRA Corporate, LLC - Funded Revolver	08/15/2024	08/15/2029	Business Services	9.25%	3M SOFR+525	1,448	1,448	1,440
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2024	08/15/2029	Business Services	—	—	1,700	-	(10)
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2024	05/03/2029	Consumer Products	9.75%	3M SOFR+575	1,898	1,898	1,879
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2024	05/03/2029	Consumer Products	—	—	3,524	-	(35)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/08/2023	06/15/2029	Business Services	10.08%	3M SOFR+575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/08/2023	06/15/2029	Business Services	—	—	373	-	(37)
Sabel Systems Technology Solutions, LLC - Funded Revolver	10/31/2024	10/31/2030	Government Services	12.75%	3M SOFR+525	66	66	66
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2024	10/31/2030	Government Services	—	—	1,261	-	-
Safe Haven Defense US, LLC	05/23/2024	05/23/2029	Building Materials	9.50%	3M SOFR+525	3,919	3,871	3,899
Safe Haven Defense US, LLC - Unfunded Revolver (7)	05/23/2024	05/23/2029	Building Materials	—	—	1,114	-	(6)
Sales Benchmark Index, LLC - Funded Revolver	05/29/2020	07/07/2026	Business Services	9.20%	3M SOFR+520	244	244	244
Sales Benchmark Index, LLC - Unfunded Revolver (7)	05/29/2020	07/07/2026	Business Services	—	—	366	-	-
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.54%	3M SOFR+550	11,389	11,287	11,389
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2024	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, Inc.	07/02/2019	11/12/2025	Business Services	12.92%	3M SOFR+860	2,613	2,605	2,482
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/02/2019	11/12/2025	Business Services	12.92%	3M SOFR+860	34	34	32
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/02/2019	11/12/2025	Business Services	—	—	5	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Conglomerate Service	9.01%	3M SOFR+500	1,801	$1,786	$1,727
Seacoast Service Partners NA, LLC - Unfunded Term Loan (7)	12/20/2024	12/21/2026	Diversified Conglomerate Service	—	—	3,608	-	(116)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Conglomerate Service	9.00%	3M SOFR+500	569	569	546
Seacoast Service Partners NA, LLC - Unfunded Revolver (7)	12/20/2024	12/20/2029	Diversified Conglomerate Service	—	—	786	-	(32)
Seaway Buyer, LLC	06/08/2022	06/13/2029	Chemicals, Plastics and Rubber	10.17%	3M SOFR+615	4,656	4,611	4,342
Seaway Buyer, LLC - Funded Revolver	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	10.19%	3M SOFR+615	2,605	2,605	2,429
Seaway Buyer, LLC - Unfunded Revolver (7)	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	—	—	521	-	(35)
Shiftkey, LLC	06/17/2022	06/21/2027	Business Services	10.01%	3M SOFR+601	16,593	16,515	15,913
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	Telecommunications	10.31%	3M SOFR+615	10,450	10,209	10,450
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	Telecommunications	10.90%	3M SOFR+690	850	850	850
Sigma Defense Systems, LLC - Unfunded Revolver (7)	11/30/2021	12/20/2027	Telecommunications	—	—	2,835	-	-
Spendmend Holdings, LLC	02/25/2022	03/01/2028	Business Services	9.15%	3M SOFR+515	1,192	1,186	1,192
Spendmend Holdings, LLC - Unfunded Term Loan (7)	02/25/2022	11/25/2026	Business Services	—	—	1,434	-	7
Spendmend Holdings, LLC - Funded Revolver	02/25/2022	03/01/2028	Business Services	9.15%	3M SOFR+515	234	234	234
Spendmend Holdings, LLC - Unfunded Revolver (7)	02/25/2022	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC - First Out New Money Term Loans	10/03/2024	10/03/2029	Transportation	12.57%	3M SOFR+835	4,330	4,131	3,854
				(PIK 7.25%)
STG Distribution, LLC - Second Out Term Loans (13)	10/03/2024	10/03/2029	Transportation	5.32%	—	10,012	5,656	801
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	9.05%	3M SOFR+475	9,468	9,415	9,392
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	589	-	(2)
System Planning and Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	9.06%	3M SOFR+475	437	437	433
System Planning and Analysis, Inc. - Unfunded Revolver (7)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	4,279	-	(34)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2024	01/23/2029	Media	10.52%	3M SOFR+650	8,865	8,753	8,821
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2024	01/23/2029	Media	12.75%	3M SOFR+550	310	310	309
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2024	01/23/2029	Media	—	—	1,414	-	(7)
The Bluebird Group, LLC - Unfunded Revolver (7)	07/22/2021	07/28/2026	Business Services	—	—	734	-	-
The Vertex Companies, LLC	08/25/2021	08/31/2028	Business Services	8.88%	3M SOFR+485	6,638	6,587	6,608
The Vertex Companies, LLC - Funded Revolver	08/25/2021	08/31/2028	Business Services	9.01%	3M SOFR+485	1,455	1,455	1,448
The Vertex Companies, LLC - Unfunded Revolver (7)	08/25/2021	08/31/2028	Business Services	—	—	2,513	-	(13)
TMII Enterprises, LLC - Unfunded Revolver (7)	12/19/2022	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
TransGo, LLC - Unfunded Revolver (7)	12/29/2023	12/29/2028	Machinery	—	—	2,775	-	21
Urology Management Holdings, Inc. - Unfunded Term Loan (7)	09/03/2024	09/03/2026	Healthcare, Education and Childcare	—	—	1,000	-	5
US Fertility Enterprises, LLC	10/07/2024	10/11/2031	Healthcare, Education and Childcare	8.81%	3M SOFR+450	263	263	263
Walker Edison Furniture Company, LLC - New Money DIP	03/01/2023	03/01/2029	Home and Office Furnishings	10.00%	—	297	297	303
Walker Edison Furniture Company, LLC - Unfunded Term Loan (7)	03/01/2023	03/01/2029	Home and Office Furnishings	—	—	786	-	27
Wash & Wax Systems, LLC	10/20/2021	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	1,206	1,227	1,231
Wash & Wax Systems, LLC - Funded Revolver	10/20/2021	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	13	13	13
Wash & Wax Systems, LLC - Unfunded Revolver (7)	10/20/2021	04/30/2028	Auto Sector	—	—	617	-	-
Watchtower Buyer, LLC. - Unfunded Revolver (7)	11/29/2023	12/03/2029	Electronics	—	—	6,300	-	(63)
Total First Lien Secured Debt							537,235	517,648
Second Lien Secured Debt - 3.9% of Net Assets
Burgess Point Purchaser Corporation	07/26/2022	07/28/2030	Auto Sector	13.41%	3M SOFR+910	8,000	7,741	8,000
ENC Parent Corporation	08/06/2021	08/19/2029	Business Services	11.76%	3M SOFR+776	7,500	7,453	6,750
TEAM Services Group, LLC	04/26/2024	12/18/2028	Healthcare, Education and Childcare	13.57%	3M SOFR+926	3,429	3,425	3,411
Total Second Lien Secured Debt							18,619	18,161

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinate Debt/Corporate Notes - 8.2% of Net Assets
Beacon Behavioral Holdings, LLC	06/21/2024	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	5,948	$5,885	$5,948
Gauge Schlesinger Coinvest, LLC	07/02/2019	01/08/2026	Business Services	12.92%	3M SOFR+860	1	1	3
Northwinds Topco, Inc.	08/16/2024	10/30/2029	Consumer Services	PIK 15.00%	—	11,902	11,814	11,842
Northwinds Topco, Inc. - Unfunded Term Loan (7)	08/16/2024	10/30/2029	Consumer Services	—	—	3,500	-	(18)
ORL Holdco, Inc. - Convertible Notes	08/02/2024	03/08/2028	Business Services	18.00%	—	6	6	-
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	08/02/2024	03/08/2028	Business Services	—	—	6	-	(5)
OSP Embedded Aggregator, LP - Convertible Note	11/06/2024	05/08/2030	Aerospace and Defense	12.00%	—	24	237	276
StoicLane, Inc. - Convertible Notes	08/15/2024	08/16/2027	Healthcare, Education and Childcare	12.00%	—	917	917	1,055
StoicLane, Inc. - Unfunded Convertible Notes (7)	08/15/2024	08/16/2027	Healthcare, Education and Childcare	—	—	306	-	46
United Land Services Intermediate Parent Holdings, LLC	07/12/2024	12/23/2026	Environmental Services	PIK 14.75%	—	18,112	17,872	17,931
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (7)	07/12/2024	01/12/2026	Environmental Services	—	—	2,541	-	13
Wash & Wax Systems, LLC	10/20/2021	07/30/2028	Auto Sector	PIK 12.00%	—	811	812	811
Total Subordinate Debt							37,544	37,902
Preferred Equity/Partnership Interests - 4.3% of Net Assets (6)
Accounting Platform Blocker, Inc.	08/09/2024		Financial Services		—	356,200	356	356
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,400	240	215
AFC Acquisitions, Inc. (F-2 Series) (9)	12/07/2023		Distribution		—	490	749	819
AFC Acquisitions, Inc. (G-2 Series) (9)	12/07/2023		Distribution		—	11	18	19
AFC Acquisitions, Inc. (H-2 Series) (9)	12/07/2023		Distribution		—	6	12	13
AFC Acquisitions, Inc. (I-2 Series) (9)	12/07/2023		Distribution		—	6	12	11
AFC Acquisitions, Inc. (J-2 Series) (9)	12/07/2023		Distribution		—	10	20	20
AH Holdings, LLC	03/23/2011		Healthcare, Education and Childcare	6.00%	—	211	500	335
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	1,135	1,120
BioDerm Holdings, LP	01/30/2023		Healthcare, Education and Childcare		—	1,312	1,312	1,307
Cartessa Aesthetics, LLC (9)	06/01/2022		Distribution		—	3,562,500	3,563	8,088
Connatix Parent, LLC	07/08/2021		Media		—	7,967	8	8
Consello Pacific Aggregator, LLC (9)	10/02/2023		Business Services		—	782,891	743	603
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	104,000	104	108
Gauge Schlesinger Coinvest, LLC - Class A-2	05/24/2023		Business Services		—	1	1	-
EvAL Home Health Solutions, LLC (9)	05/10/2024		Healthcare, Education and Childcare		—	272,771	453	409
Five Star Parent Holdings, LLC - Class P	07/09/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	384	38	164
Hancock Claims Consultants Investors, LLC - Class A (9)	04/30/2024		Insurance		—	116,588	76	134
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	52,353	52	52
Imagine Topco, LP Preferred	11/04/2021		Business Services	8.00%	—	743,826	744	1,017
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545	1,545	1,424
Magnolia Topco, LP - Class A-1 (9)	07/25/2023		Auto Sector		—	530	530	1,060
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,018	643	-
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	5,349	535	417
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	422	422	441
ORL Holdco, Inc.	09/01/2021		Business Services		—	575	57	-
PL Acquisitionco, LLC - (9)	05/31/2023		Retail		—	73	73	-
RTIC Parent Holdings, LLC - Class A-1 (9)	05/03/2024		Consumer Products		—	5	5	-
RTIC Parent Holdings, LLC - Class C (9)	05/03/2024		Consumer Products		—	10,624	700	1,290
RTIC Parent Holdings, LLC - Class D (9)	05/03/2024		Consumer Products		—	11,276	113	152
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	331,229	81	-
SP L2 Holdings, LLC - Unfunded (7)	11/04/2021		Consumer Products		—	189,274	-	(46)
TPC Holding Company, LP	12/04/2019		Food		—	219	219	236
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	33	33	47
Total Preferred Equity/Partnership Interests							15,092	19,819
Common Equity/Partnership Interests/Warrants - 30.0% of Net Assets (6)
A1 Garage Equity, LLC (9)	12/19/2022		Personal, Food and Miscellaneous Services		—	2,193,038	2,193	3,893
ACP Big Top Holdings, LP	02/29/2024		Manufacturing/Basic Industry		—	773,800	744	1,134
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,667	27	-
Aechelon InvestCo, LP	08/16/2024		Aerospace and Defense		—	10,684	1,068	4,064
Aechelon InvestCo, LP - Unfunded (7)	08/16/2024		Aerospace and Defense		—	11,940	-	-
Aftermarket Drivetrain Products Holdings, LLC	12/29/2023		Machinery		—	1,645	1,645	3,062
AG Investco, LP (9)	11/05/2018		Business Services		—	8,052	805	75
AG Investco, LP - Unfunded (7), (9)	11/05/2018		Business Services		—	1,948	-	(177)
Altamira Intermediate Company II, Inc.	07/23/2019		Aerospace and Defense		—	125,000	125	116
AMCSI Crash Co-Invest, LP	07/28/2022		Auto Sector		—	24,898	2,490	3,794
AMCSI Crash Co-Invest, LP - Unfunded (7)	07/28/2022		Auto Sector		—	5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	-	-
APT INTERMEDIATE, LLC (9)	09/29/2025		Healthcare, Education and Childcare		—	384,799	519	519
Athletico Holdings, LLC (9)	02/04/2022		Healthcare, Education and Childcare		—	9,357	10,000	6,897

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Atlas Investment Aggregator, LLC	05/03/2021		Telecommunications		—	1,700,000	$1,613	-
Azureon, LLC (9)	06/26/2024		Diversified Conglomerate Service		—	508,238	508	432
BioDerm, Inc.	09/09/2024		Healthcare, Education and Childcare		—	1,312	-	-
Burgess Point Holdings, LP	07/21/2022		Auto Sector		—	764	777	825
Carnegie Holdco, LLC (9)	02/07/2024		Education		—	1,680,300	1,603	1,260
Carisk Parent, LP	11/27/2023		Healthcare, Education and Childcare		—	204,455	204	236
Connatix Parent, LLC	07/08/2021		Media		—	273,207	632	315
Cowboy Parent LLC	09/12/2018		Distribution		—	27,778	3,015	3,157
Crane 1 Acquisition Parent Holdings, LP	08/11/2021		Personal, Food and Miscellaneous Services		—	113	104	220
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	754,200	754	694
Delta InvestCo, LP (9)	12/16/2020		Telecommunications		—	913,649	866	1,768
Delta InvestCo, LP - Unfunded (7), (9)	12/16/2020		Telecommunications		—	227,395	-	-
Duggal Acquisition, LLC	09/30/2024		Marketing Services		—	314	314	287
EDS Topco, LP	12/19/2022		Aerospace and Defense		—	937,500	938	1,935
Events Buyer, LLC	12/17/2024		Event Services		—	536,267	536	684
Exigo, LLC	03/10/2022		Business Services		—	1,458,333	1,458	1,547
FedHC InvestCo, LP (9)	08/26/2021		Aerospace and Defense		—	15,255	545	2,023
FedHC InvestCo, LP - Unfunded (7), (9)	08/26/2021		Aerospace and Defense		—	2,563	-	-
FedHC InvestCo II, LP (9)	12/23/2021		Aerospace and Defense		—	21,817	2,303	3,002
First Medical Holdings, LLC	06/13/2025		Healthcare, Education and Childcare		—	45,000	450	464
Five Star Parent Holdings, LLC	02/21/2023		Leisure, Amusement, Motion Pictures, Entertainment		—	655,714	656	-
Gauge APHIX Blocker, LLC	07/16/2025		Business Services		—	489,789	490	519
Gauge ETE Blocker, LLC	05/24/2023		Personal, Food and Miscellaneous Services		—	374,444	374	288
Gauge Lash Coinvest, LLC	12/04/2019		Consumer Products		—	1,231,392	951	2,430
Gauge Loving Tan, LP	05/25/2023		Consumer Products		—	543,562	544	700
Gauge Schlesinger Coinvest, LLC	04/22/2020		Business Services		—	9	10	-
GCOM InvestCo, LP	05/11/2021		Business Services		—	2,434	1,003	649
GCP Boss Holdco, LLC	12/27/2024		Conglomerate Manufacturing		—	1,045,100	1,045	1,515
GGG MIDCO, LLC (9)	09/27/2024		Home and Office Furnishings, Housewares and Durable Consumer Products		—	1,222,700	1,223	1,589
GMP Hills, LP	11/02/2023		Distribution		—	3,747,470	3,747	4,647
Hancock Claims Consultants Investors, LLC (9)	12/23/2020		Insurance		—	450,000	450	194
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	750,399	750	46
HV Watterson Holdings, LLC	06/13/2022		Business Services		—	1,600,000	1,600	-
Icon Partners V C, LP	12/20/2021		Business Services		—	1,201,283	1,201	1,184
Icon Partners V C, LP - Unfunded (7)	12/20/2021		Business Services		—	298,717	-	(4)
IHS Parent Holdings, LP	12/21/2022		Personal, Food and Miscellaneous Services		—	1,218,045	1,218	1,717
Imagine Topco, LP	11/04/2021		Business Services		—	743,826	-	69
Infogroup Parent Holdings, Inc.	05/31/2023		Other Media		—	181,495	2,040	2,735
Ironclad Holdco, LLC (Applied Technical Services, LLC)	12/23/2020		Environmental Services		—	4,993	525	1,139
ITC Infusion Co-invest, LP (9)	02/16/2022		Healthcare, Education and Childcare		—	162,445	1,673	4,419
Kinetic Purchaser, LLC - Class A	11/08/2021		Consumer Products		—	1,308,814	1,309	11
Kinetic Purchaser, LLC - Class AA	11/08/2021		Consumer Products		—	115,688	135	271
KL Stockton Co-Invest, LP (9)	07/16/2021		Personal, Food and Miscellaneous Services		—	382,353	385	639
Lightspeed Investment Holdco, LLC	01/21/2020		Healthcare, Education and Childcare		—	273,143	273	993
LJ Avalon, LP	01/18/2023		Environmental Services		—	851,087	851	1,362
Lorient Peregrine Investments, LP	11/18/2022		Business Services		—	335,590	4,530	2,339
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545,460	-	-
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,017,840	-	-
Marketplace Events Acquisition, LLC	12/19/2024		Media		—	14,640	1,464	1,731
MDI Aggregator, LP	07/19/2022		Chemicals, Plastics and Rubber		—	31,904	3,232	3,035
Meadowlark Title, LLC (9)	12/09/2021		Business Services		—	815,385	802	383
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	594	59	-
Municipal Emergency Services, Inc.	09/28/2021		Distribution		—	3,920,145	3,984	8,154
NEPRT Parent Holdings, LLC (9)	01/27/2021		Consumer Products		—	1,299	1,250	205
New Insight Holdings, Inc.	07/15/2024		Business Services		—	1,157	20	17

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
New Medina Health, LLC (9)	10/16/2023		Healthcare, Education and Childcare		—	1,429,480	$1,429	$2,225
NFS - CFP Holdings, LLC	09/13/2024		Business Services		—	662,983	663	804
NORA Parent Holdings, LLC (9)	08/22/2023		Healthcare, Education and Childcare		—	1,257	1,248	612
North Haven Saints Equity Holdings, LP (9)	02/25/2022		Business Services		—	351,553	352	355
Northwinds Services Group, LLC	08/16/2024		Consumer Services		—	840,000	1,680	1,960
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	8,188	108	-
OceanSound Discovery Equity, LP (9)	03/28/2024		Aerospace and Defense		—	119,966	1,200	1,496
OES Co-Invest, LP - Class A	05/31/2024		Diversified Conglomerate Service		—	840	851	714
OHCP V BC COI, LP	12/13/2021		Distribution		—	699,844	700	385
OHCP V BC COI, LP - Unfunded (7)	12/13/2021		Distribution		—	50,156	-	(23)
ORL Holdco, Inc.	09/01/2021		Business Services		—	638	6	-
OSP Embedded Aggregator, LP	12/11/2023		Aerospace and Defense		—	871	871	1,011
OSP PAR Holdings, LP	09/03/2024		Healthcare, Education and Childcare		—	1,806	1,812	1,735
Paving Parent, LLC	07/01/2025		Business Services		—	1,166	1,166	1,092
PCS Parent, LP	03/01/2024		Financial Services		—	421,304	421	421
PennantPark-TSO Senior Loan Fund II, LP (11)	01/07/2022		Financial Services		—	8,115,794	8,116	7,008
Penta Group Holdings, Inc.	07/31/2025		Business Services		—	813,376	813	813
Pink Lily Holdco, LLC (9)	11/05/2021		Retail		—	1,044	1,044	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services		—	287	287	287
Project Granite Holdings, LLC	12/31/2024		Business Services		—	369	369	386
Quad (U.S.) Co-Invest, LP	10/03/2022		Business Services		—	2,607,587	2,608	4,036
QuantiTech InvestCo, LP (9)	05/01/2020		Aerospace and Defense		—	700	-	96
QuantiTech InvestCo, LP - Unfunded (7), (9)	05/01/2020		Aerospace and Defense		—	955	-	-
QuantiTech InvestCo II, LP (9)	05/01/2020		Aerospace and Defense		—	40	12	7
RFMG Parent, LP	12/16/2020		Healthcare, Education and Childcare		—	1,050,000	1,050	1,292
Ro Health Holdings, Inc.	01/16/2025		Healthcare Providers & Services		—	289,700	290	436
Rosco Topco, LLC	09/09/2025		Business Services		—	701,149	701	701
Sabel InvestCo, LP (9)	10/31/2024		Government Services		—	32,771	830	1,098
Sabel InvestCo, LP - Unfunded (7), (9)	10/31/2024		Government Services		—	47,957	-	-
Safe Haven Defense MidCo, LLC (9)	05/23/2024		Building Materials		—	245	245	89
SBI Holdings Investments, LLC	12/23/2019		Business Services		—	36,585	366	410
Seacoast Service Partners, LLC	12/20/2024		Diversified Conglomerate Service		—	274	351	263
Seaway Topco, LP	06/08/2022		Chemicals, Plastics and Rubber		—	2,981	2,981	661
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	881,966	882	-
SSC Dominion Holdings, LLC	07/11/2018		Electronics		—	36	36	3,478
StellPen Holdings, LLC	08/17/2021		Media		—	153,846	154	114
TAC LifePort Holdings, LLC (9)	02/24/2021		Aerospace and Defense		—	254,206	239	600
TCG 3.0 Jogger Co-Invest, LP	01/22/2024		Media		—	6,475	1,252	841
Tinicum Space Coast Co-Invest, LLC (9)	10/29/2024		Aerospace and Defense		—	216	2,177	2,406
Tinicum Space Coast Holdings, LLC (9)	12/06/2023		Aerospace and Defense		—	25	210	614
Tower Arch Infolinks Media, LP (9)	10/27/2021		Media		—	548,251	253	644
Tower Arch Infolinks Media, LP - Unfunded (7), (9)	10/27/2021		Media		—	347,194	-	-
TPC Holding Company, LP	12/04/2019		Food		—	11,527	12	-
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	670	3	17
United Land Services Holdings, LLC	07/12/2024		Environmental Services		—	184,049	600	695
UniVista Insurance (9)	06/14/2021		Business Services		—	400	-	113
Urology Partners Co, LP	01/20/2023		Healthcare, Education and Childcare		—	1,111,111	1,111	4,656
Wash & Wax Systems. LLC (9)	04/30/2025		Auto Sector		—	514	917	947
Watchtower Holdings, LLC (9)	11/29/2023		Electronics		—	12,419	1,242	1,107
WCP Ivyrehab Coinvestment, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	208	208	268
WCP Ivyrehab QP CF Feeder, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	3,754	3,853	4,839
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	06/27/2022		Healthcare, Education and Childcare		—	246	-	-
White Tiger Newco, LLC	07/31/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	4,833	368	338
Kentucky Racing Holdco, LLC (Warrants) (9)	04/16/2019		Hotels, Motels, Inns and Gaming		—	161,252	-	1,848
Total Common Equity/Partnership Interests/Warrants							120,117	139,097

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2025

(In thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
US Government Securities - 26.9% of Net Assets
U.S. Treasury Bill (5)	10/02/2025	10/31/2025	Short-Term U.S. Government Securities	3.98%	—	125,000	$124,809	$124,788
Total US Government Securities							124,809	124,788
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							853,416	857,415
Investments in Non-Controlled, Affiliated Portfolio Companies - 1.1% of Net Assets (1), (2)
Preferred Equity/Partnership Interests - 1.1% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2025		Environmental Services		—	918	918	1,657
Cascade Environmental Holdings, LLC - Series B	02/19/2025		Environmental Services		—	5,887,236	32,791	3,234
Total Preferred Equity/Partnership Interests							33,709	4,891
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2015		Environmental Services		—	7,444,347	2,852	—
Total Common Equity/Partnership Interests/Warrants							2,852	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							36,561	4,891
Investments in Controlled, Affiliated Portfolio Companies - 91.6% (1), (2)
First Lien Secured Debt - 14.0% of Net Assets
AKW Holdings Limited (8), (11)	03/07/2018	03/15/2027	Healthcare, Education and Childcare	11.19%	3M SOFR+700	GBP 40,000	54,714	53,850
Pragmatic Institute, LLC	07/05/2022	03/28/2030	Business Services	PIK 9.50%	3M SOFR+550	15,000	15,000	10,875
Total First Lien Secured Debt							69,714	64,725
Subordinated Debt - 35.2% of Net Assets
Flock Financial, LLC (11)	04/19/2024	10/19/2027	Financial Services	12.50%	—	23,031	23,031	23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2020	07/31/2027	Financial Services	12.29%	3M SOFR+800	140,287	140,287	140,287
Total Subordinated Debt							163,318	163,318
Preferred Equity - 5.7% of Net Assets (6)
Flock Financial Class A (11)	04/19/2024		Financial Services		—	2,047,727	7,313	17,868
Flock Financial Class B (9), (11)	04/19/2024		Financial Services		—	5,409,091	19,318	8,415
Total Preferred Equity							26,631	26,283
Common Equity - 36.8% of Net Assets (6)
AKW Holdings Limited - Class A (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	950	132	33,742
AKW Holdings Limited - Class B (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	124	483
AKW Holdings Limited - Class C (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	146	571
JF Intermediate, LLC	08/31/2022		Distribution		—	43,918	4,488	68,332
PennantPark Senior Loan Fund, LLC (11)	07/31/2020		Financial Services		—	82,176,579	82,358	67,513
Pragmatic Institute, LLC	03/28/2025		Business Services		—	480	-	-
Total Common Equity							87,248	170,641
Total Investments in Controlled, Affiliated Portfolio Companies							346,911	424,967
Total Investments - 277.5% of Net Assets (12), (14)							1,236,888	1,287,273
Cash and Cash Equivalents - 11.2% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			30,711	30,711
Non-Money Market Cash							21,028	21,072
Total Cash and Cash Equivalents							51,739	51,783
Total Investments and Cash Equivalents - 288.6%							$1,288,627	$1,339,056
Liabilities in Excess of Other Assets - (188.6)%								(875,106)
Net Assets - 100%								$463,950
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
(8)
Non-U.S. company or principal place of business located in The Isle of Man. Total cost, fair value, and percentage of Net Assets for the Isle of Man was $55.1 million, $88.6 million, and 19.1%.
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, qualifying assets represent 74% of the Company’s total assets and non-qualifying assets represent 26% of the Company’s total assets.
(12)
All investments are in US Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,181.8 million, $1,198.6 million, and 258.4%
(13)
Partial non-accrual PIK security.
(14)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Reception Purchaser, LLC	02/28/2028	Transportation	10.75%	3M SOFR+615	10,763	$9,638	$8,072
Recteq, LLC - Revolver (8)	01/29/2026	Consumer Products	—	—	1,127	—	(11)
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.10%	3M SOFR+535	53	53	53
Riverpoint Medical, LLC - Unfunded Revolver (8)	06/20/2025	Healthcare, Education and Childcare	—	—	310	—	—
RRA Corporate, LLC	08/15/2029	Business Services	9.60%	3M SOFR+500	4,000	3,960	3,960
RRA Corporate, LLC - Unfunded Term Loan 1 (8)	02/15/2025	Business Services	—	—	5,394	—	—
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/15/2026	Business Services	—	—	10,181	—	—
RRA Corporate, LLC - Funded Revolver	08/15/2029	Business Services	9.60%	3M SOFR+500	661	661	655
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Business Services	—	—	2,487	—	(25)
RTIC Subsidiary Holdings, LLC	05/03/2029	Consumer Products	10.35%	3M SOFR+575	9,975	9,827	9,776
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Consumer Products	—	—	5,422	—	(108)
Rural Sourcing Holdings, Inc.	06/15/2029	Business Services	10.35%	3M SOFR+575	1,140	1,124	1,126
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (8)	06/27/2026	Business Services	—	—	1,146	—	(9)
Rural Sourcing Holdings, Inc. - Revolver (8)	06/15/2029	Business Services	—	—	860	—	(11)
S101 Holdings, Inc.	12/29/2026	Electronics	11.48%	3M SOFR+615	355	351	351
S101 Holdings, Inc. - Unfunded Term Loan 2 (8)	12/15/2024	Electronics	—	—	4,955	—	—
Safe Haven Defense US LLC - Term Loan	05/23/2029	Building Materials	9.85%	3M SOFR+525	8,976	8,843	8,886
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Materials	—	—	1,114	—	(11)
Sales Benchmark Index LLC - Revolver (8)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. - Revolver	12/20/2024	Electronics	11.87%	3M SOFR+660	610	610	610
			(PIK 1.00%)
Sargent & Greenleaf Inc. - Unfunded Revolver (8)	12/20/2024	Electronics	—	—	4	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	7.60%	3M SOFR+275	4,870	4,851	4,748
			(PIK 5.60%)
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	7.60%	3M SOFR+275	32	32	31
			(PIK 5.60%)
Schlesinger Global, Inc. - Unfunded Revolver (8)	07/14/2025	Business Services	—	—	7	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	4,704	4,650	4,539
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	313	313	302
Seaway Buyer, LLC - Unfunded Revolver (8)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(98)
Shiftkey, LLC	06/21/2027	Business Services	10.62%	3M SOFR+601	17,595	17,478	16,838
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	1M SOFR+690	25,785	25,251	25,528
Sigma Defense Systems, LLC - Unfunded Revolver (8)	12/18/2027	Telecommunications	—	—	3,685	—	(37)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Financial Services	10.88%	3M SOFR+640	4,065	4,054	4,106
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (8)	02/09/2026	Financial Services	—	—	4,656	—	93
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Revolver (8)	12/02/2026	Financial Services	—	—	1,043	—	—
Smartronix, LLC - Unfunded Revolver (8)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Unfunded Revolver (8)	07/17/2025	Communications	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Business Services	10.25%	3M SOFR+565	432	430	432
Spendmend Holdings LLC - Unfunded Term Loan (8)	03/01/2025	Business Services	—	—	2,348	—	18
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	10.25%	3M SOFR+565	561	561	561
Spendmend Holdings LLC - Unfunded Revolver (8)	03/01/2028	Business Services	—	—	841	—	—
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+585	1,283	1,274	1,280
System Planning and Analysis, Inc. - Unfunded Term Loan (8)	08/16/2027	Aerospace and Defense	—	—	7,068	—	39
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	921	921	919
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	3,795	—	(8)
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.10%	3M SOFR+650	8,955	8,814	8,865
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/26/2029	Media	—	—	1,725	—	(17)
The Bluebird Group LLC - Revolver (8)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	11.27%	3M SOFR+635	184	181	185
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	10.95%	3M SOFR+610	305	305	305
The Vertex Companies, LLC - Unfunded Revolver (8)	08/30/2027	Business Services	—	—	435	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
TPCN Midco, LLC	06/26/2029	Diversified Conglomerate Service	10.35%	3M SOFR+575	3,990	$3,931	$3,894
TPCN Midco, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Conglomerate Service	—	—	5,894	—	(83)
TPCN Midco, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Conglomerate Service	—	—	1,160	—	(28)

TransGo, LLC	12/29/2028	Machinery	10.60%	3M SOFR+575	4,638	4,573	4,638
TransGo, LLC - Revolver (8)	12/29/2028	Machinery	—	—	2,775	—	—
TWS Acquisition Corporation	06/16/2025	Education	11.33%	3M SOFR+640	1,301	1,299	1,301
TWS Acquisition Corporation - Revolver (8)	06/16/2025	Education	—	—	1,644	—	—
Urology Management Holdings, Inc.	06/15/2027	Healthcare, Education and Childcare	10.66%	3M SOFR+550	576	573	570
Urology Management Holdings, Inc. - Unfunded Term Loan A (8)	09/03/2026	Healthcare, Education and Childcare	—	—	2,000	—	(10)
Watchtower Intermediate, LLC	12/01/2029	Electronics	10.60%	3M SOFR+600	7,301	7,201	7,228
Watchtower Intermediate, LLC. - Unfunded Term Loan (8)	12/01/2025	Electronics	—	—	2,100	—	3
Watchtower Intermediate, LLC. - Revolver (8)	12/01/2029	Electronics	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/27/2027	Electronics	10.60%	3M SOFR+575	4,585	4,551	4,585
Wildcat Buyerco, Inc. - Unfunded Term Loan (8)	02/27/2027	Electronics	—	—	2,737	—	27
Wildcat Buyerco, Inc. - Revolver (8)	02/27/2027	Electronics	—	—	551	—	—
Zips Car Wash, LLC	12/31/2024	Auto Sector	12.46%	3M SOFR+740	2,590	2,586	2,473
			(PIK 1.5%)
Total First Lien Secured Debt						579,813	557,686
Second Lien Secured Debt - 13.6% of Net Assets
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	13.95%	3M SOFR+915	17,825	17,606	17,647
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.19%	3M SOFR+910	8,000	7,698	8,000
ENC Parent Corporation - Second Lien	08/19/2029	Business Services	12.37%	3M SOFR+776	7,500	7,444	6,225
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.20%	1M SOFR+835	32,500	32,299	31,931
Team Services Group, LLC	12/18/2028	Healthcare, Education and Childcare	14.51%	3M SOFR+926	3,429	3,422	3,377
Total Second Lien Secured Debt						68,469	67,180
Subordinate Debt/Corporate Notes - 8.8% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare, Education and Childcare	15.00%	—	3,235	3,189	3,187
			(PIK 15.00%)
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.37%	3M SOFR+1226	24,284	23,710	24,138
			(PIK 16.37%)
Northwinds Topco, Inc.	10/30/2029	Consumer Services	15.00%	—	7,123	7,020	6,944
			(PIK 15.00%)
Northwinds Topco, Inc. - Unfunded Term Loan (8)	10/30/2029	Consumer Services	—	—	7,000	—	(175)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Business Services	18.00%	—	6	6	4
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	03/08/2028	Business Services	—	—	6	—	(2)
Schlesinger Global, LLC - Promissory Note	01/08/2026	Business Services	12.33%	3M SOFR+700	1	1	3
			(PIK 11.85%)
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare, Education and Childcare	12.00%	—	612	612	612
StoicLane, Inc. - Unfunded Convertible Notes (8)	08/15/2027	Healthcare, Education and Childcare	—	—	612	—	—
United Land Services Intermediate Parent Holdings, LLC	12/23/2026	Environmental Services	14.25%	—	9,300	9,120	9,021
			(PIK 14.25%)
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (8)	07/12/2025	Environmental Services	—	—	9,000	—	(135)
Total Subordinate Debt						43,658	43,597
Preferred Equity/Partnership Interests - 3.5% of Net Assets (6)
Accounting Platform Blocker, Inc. - Preferred Equity		Financial Services	—	—	356,200	356	356
Ad.net Holdings, Inc.		Media	—	—	2,400	240	304
AFC Acquisitions, Inc. Preferred Equity (10)		Distribution	—	—	507	780	831
AH Newco Holdings, LLC		Healthcare, Education and Childcare	6.00%	—	211	500	896
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	1,135	1,293
BioDerm Holdings, LP (Preferred)		Healthcare, Education and Childcare	—	—	1,312	1,312	1,178
Cartessa Aesthetics, LLC (10)		Distribution	—	—	3,562,500	3,563	6,343
C5MI Holdco, LLC - Preferred Equity (10)		Business Services	—	—	104,000	104	106
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity		Business Services	—	—	1	1	1
EvAL Home Health Solutions, LLC - Preferred Equity (10)		Healthcare, Education and Childcare	—	—	272,771	453	508
Hancock Claims Consultants Investors, LLC - Class A Preferred Equity (10)		Insurance	—	—	116,588	76	149
Imagine Topco, LP Preferred		Business Services	8.00%	—	743,826	744	862

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Magnolia Topco LP - Class A Preferred Equity (10)		Auto Sector	—	—	1,545	$1,545	$1,592
Magnolia Topco LP - Class B Preferred Equity (10)		Auto Sector	—	—	1,018	643	—
Megawatt Acquisition Partners, LLC - Preferred A		Electronics	—	—	5,349	535	481
NXOF Holdings, Inc. (Tyto Athene, LLC)		Aerospace and Defense	—	—	422	422	572
ORL Holdco, Inc.		Business Services	—	—	575	57	8
PL Acquisitionco, LLC - Preferred Equity		Retail	—	—	37	37	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (10)		Consumer Products	—	—	5	5	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (10)		Consumer Products	—	—	10,624	699	1,138
RTIC Parent Holdings, LLC - Class D Preferred Equity (10)		Consumer Products	—	—	11,276	113	125
TPC Holding Company, LP		Food	—	—	219	219	354
TWD Parent Holdings, LLC Preferred		Business Services	—	—	30	30	35
Total Preferred Equity/Partnership Interests						13,569	17,132
Common Equity/Partnership Interests/Warrants - 25.3% of Net Assets (6)
A1 Garage Equity, LLC (10)		Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,767
ACP Big Top Holdings, L.P. - Common Equity		Manufacturing/Basic Industry	—	—	773,800	774	932
Ad.net Holdings, Inc.		Media	—	—	2,667	27	1
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	11,312	1,131	1,131
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	11,312	—	—
Aftermarket Drivetrain Products Holdings, LLC		Machinery	—	—	1,645	1,645	2,304
AG Investco LP (10)		Business Services	—	—	805,164	805	1,008
AG Investco LP - Unfunded (8),(10)		Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.		Aerospace and Defense	—	—	125,000	125	151
AMCSI Crash Co-Invest, LP		Auto Sector	—	—	2,489,777	2,490	3,737
AMCSI Crash Co-Invest, LP - Unfunded (8)		Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (10)		Media	—	—	1,135	—	—
Athletico Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	9,357	10,000	7,674
Atlas Investment Aggregator, LLC		Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.		Healthcare, Education and Childcare	—	—	1,312	—	—
Burgess Point Holdings, LP		Auto Sector	—	—	764	777	812
Carnegie Holdco, LLC - Common Equity (10)		Education	—	—	1,680,300	1,645	1,630
Carisk Parent, L.P. - Common Equity		Healthcare, Education and Childcare	—	—	204,455	204	211
Connatix Parent, LLC		Media	—	—	57,416	632	355
Consello Pacific Aggregator, LLC (10)		Business Services	—	—	782,891	743	703
Cowboy Parent LLC		Distribution	—	—	27,778	3,015	5,809
Crane 1 Acquisition Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	113	104	190
C5MI Holdco, LLC - Common Equity (10)		Business Services	—	—	754,200	754	752
Delta InvestCo LP (10)		Telecommunications	—	—	913,649	866	1,703
Delta InvestCo LP (8),(10)		Telecommunications	—	—	227,395	—	—
Duggal Acquisition, LLC (Common)		Marketing Services	—	—	313,600	314	314
eCommission Holding Corporation (12)		Financial Services	—	—	80	949	2,554
EDS Topco, LP		Aerospace and Defense	—	—	937,500	938	1,047
Exigo, LLC		Business Services	—	—	1,458,333	1,458	1,577
FedHC InvestCo LP (10)		Aerospace and Defense	—	—	14,578	489	1,193
FedHC InvestCo LP - Unfunded (8),(10)		Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (10)		Aerospace and Defense	—	—	20,882	2,175	1,814
Five Star Parent Holdings, LLC		Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	647
Gauge ETE Blocker, LLC - Common Equity		Personal, Food and Miscellaneous Services	—	—	374,444	374	285
Gauge Lash Coinvest LLC		Consumer Products	—	—	1,101,293	834	3,201
Gauge Loving Tan, LP - Common Equity		Consumer Products	—	—	543,562	544	598
Gauge Schlesinger Coinvest, LLC		Business Services	—	—	9	10	5
GCOM InvestCo LP		Business Services	—	—	2,434	1,003	578
GGG MIDCO, LLC (Common) (10)		Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	1,222,700	1,223	1,223
GMP Hills, LP - Common Equity		Distribution	—	—	3,747,470	3,747	3,673
Hancock Claims Consultants Investors, LLC (10)		Insurance	—	—	450,000	450	275
HPA SPQ Aggregator LP- Common Equity		Business Services	—	—	750,399	750	842
HV Watterson Holdings, LLC		Business Services	—	—	1,600,000	1,600	252
Icon Partners V C, L.P.		Business Services	—	—	1,122,549	1,123	1,123
Icon Partners V C, L.P. - Unfunded (8)		Business Services	—	—	377,451	—	—
IHS Parent Holdings, L.P.		Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,535
Imagine Topco, LP		Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.		Other Media	—	—	181,495	2,040	2,711
Ironclad Holdco, LLC (Applied Technical Services, LLC)		Environmental Services	—	—	4,993	525	776
ITC Infusion Co-invest, LP (10)		Healthcare, Education and Childcare	—	—	162,445	1,645	2,443
Kinetic Purchaser, LLC		Consumer Products	—	—	1,308,814	1,309	1,498
KL Stockton Co-Invest LP (Any Hour Services) (10)		Personal, Food and Miscellaneous Services	—	—	382,353	385	884
LEP Pequod Holdings, LP		Financial Services	—	—	350	865	1,004
Lightspeed Investment Holdco LLC		Healthcare, Education and Childcare	—	—	273,143	273	988
LJ Avalon, LP		Environmental Services	—	—	851,087	851	1,038
Lorient Peregrine Investments, LP		Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (10)		Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (10)		Auto Sector	—	—	1,017,840	—	—
MDI Aggregator, LP		Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,599
Meadowlark Title, LLC (10)		Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC - Common Equity A		Electronics	—	—	594	59	48
Municipal Emergency Services, Inc.		Distribution	—	—	3,920,145	3,984	6,272

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
NEPRT Parent Holdings, LLC (Recteq, LLC) (10)		Consumer Products	—	—	1,299	$1,250	$87
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	1,157	20	20
New Medina Health, LLC (10)		Healthcare, Education and Childcare	—	—	1,429,480	1,429	2,231
NFS - CFP Holdings LLC - Common Equity		Business Services	—	—	662,983	663	663
NORA Parent Holdings, LLC (10)		Healthcare, Education and Childcare	—	—	1,257	1,248	1,115
North Haven Saints Equity Holdings, LP (10)		Business Services	—	—	351,553	352	380
Northwinds Services Group, LLC - Common Equity		Consumer Services	—	—	840,000	1,680	1,680
NXOF Holdings, Inc.		Aerospace and Defense	—	—	8,188	108	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (10)		Aerospace and Defense	—	—	98,286	983	997
OES Co-Invest, LP Class A Common Equity		Diversified Conglomerate Service	—	—	840	847	937
OHCP V BC COI, L.P.		Distribution	—	—	694,943	695	443
OHCP V BC COI, L.P. - Unfunded (8)		Distribution	—	—	55,057	—	(20)
ORL Holdco, Inc.		Business Services	—	—	638	6	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	870,536	871	553
PAR Excellence Holdings, Inc. - Common Equity		Healthcare, Education and Childcare	—	—	1,087,000	1,087	1,087
PCS Parent, LP		Financial Services	—	—	421,304	421	442
PennantPark-TSO Senior Loan Fund II, LP (12)		Financial Services	—	—	8,115,794	8,116	8,126
Pink Lily Holdco, LLC (10)		Retail	—	—	1,044	1,044	—
Pragmatic Institute, LLC		Business Services	—	—	1,918,047	1,918	—
Quad (U.S.) Co-Invest, L.P.		Business Services	—	—	2,958,706	2,959	3,780
QuantiTech InvestCo LP (10)		Aerospace and Defense	—	—	700	—	172
QuantiTech InvestCo LP - Unfunded (8), (10)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (10)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP		Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,309
Safe Haven Defense MidCo, LLC (10)		Building Materials	—	—	227	227	247
SBI Holdings Investments LLC		Business Services	—	—	36,585	366	406
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,006
SP L2 Holdings, LLC		Consumer Products	—	—	881,966	882	35
SSC Dominion Holdings, LLC		Electronics	—	—	36	36	4,154
StellPen Holdings, LLC		Media	—	—	153,846	154	134
SV Aero Holdings, LLC (10)		Aerospace and Defense	—	—	25	218	472
TAC LifePort Holdings, LLC (10)		Aerospace and Defense	—	—	254,206	239	388
TCG 3.0 Jogger Co-Invest, LP - Common Equity		Media	—	—	6,475	1,252	965
Tower Arch Infolinks Media, LP (10)		Media	—	—	542,000	251	819
Tower Arch Infolinks Media, LP - Unfunded (8), (10)		Media	—	—	353,444	—	—
TPC Holding Company, LP		Food	—	—	11,527	12	61
TPCN Holdings, LLC - Common Equity (10)		Diversified Conglomerate Service	—	—	473,400	473	388
TWD Parent Holdings, LLC		Business Services	—	—	608	1	6
United Land Services Holdings LLC - Common Equity		Environmental Services	—	—	184,049	600	600
UniVista Insurance (10)		Business Services	—	—	400	334	844
Urology Partners Co., L.P.		Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,184
Watchtower Holdings, LLC (10)		Electronics	—	—	12,419	1,242	1,292
WCP Ivyrehab Coinvestment, LP (10)		Healthcare, Education and Childcare	—	—	208	208	221
WCP Ivyrehab QP CF Feeder, LP (10)		Healthcare, Education and Childcare	—	—	3,754	3,793	3,987
WCP Ivyrehab QP CF Feeder, LP - Unfunded (8), (10)		Healthcare, Education and Childcare	—	—	246	—	—
Wildcat Parent, LP		Electronics	—	—	2,314	98	843
Kentucky Racing Holdco, LLC (Warrants) (10)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,711
Total Common Equity/Partnership Interests/Warrants						111,008	125,097
US Government Securities - 20.2% of Net Assets
U.S. Treasury Bill (5)	10/29/2024	Short-Term U.S. Government Securities	4.72%	—	100,000	99,652	99,632
Total US Government Securities						99,652	99,632
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						916,168	910,323
Investments in Non-Controlled, Affiliated Portfolio Companies - 6.8% of Net Assets (1), (2)
First Lien Secured Debt - 0.8%
Walker Edison Furniture Company LLC (11)	03/01/2029	Home and Office Furnishings	—	—	10,877	10,054	979
Walker Edison Furniture Company, LLC - Unfunded Term Loan (11), (8)	03/01/2029	Home and Office Furnishings	—	—	167	—	(152)
Walker Edison Furniture Company LLC - Junior Revolver (11)	03/01/2029	Home and Office Furnishings	—	—	3,333	3,333	3,333
Total First Lien Secured Debt						13,387	4,160
Preferred Equity/Partnership Interests - 5.9% of Net Assets (6)
Cascade Environmental Holdings, LLC (Preferred)		Environmental Services	—	—	5,887,236	32,791	27,931
Cascade Environmental Holdings, LLC - Series B		Environmental Services	—	—	918	918	1,331
Total Preferred Equity/Partnership Interests						33,709	29,262

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(In thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC		Environmental Services	—	—	7,444,347	$2,852	—
Walker Edison Furniture		Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,638	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						56,734	33,423
Investments in Controlled, Affiliated Portfolio Companies - 77.8% (1), (2)
First Lien Secured Debt - 21.5% of Net Assets
AKW Holdings Limited (GBP) (9), (12)	03/15/2027	Healthcare, Education and Childcare	12.16%	3M SOFR+700	GBP 42,457	58,075	56,950

			(PIK 5.47%)
JF Holdings Corp.	07/31/2026	Distribution	11.30%	3M SOFR+605	49,625	49,114	49,129

Total First Lien Secured Debt						107,189	106,079
Subordinated Debt - 28.0% of Net Assets
Flock Financial, LLC (12)	10/19/2027	Financial Services	14.50%	—	22,208	22,208	22,208

			(PIK 14.50%)
PennantPark Senior Loan Fund, LLC (12)	07/31/2027	Financial Services	13.25%	3M SOFR+800	115,886	115,886	115,886
Total Subordinated Debt						138,094	138,094
Preferred Equity - 5.4% of Net Assets (6)
Flock Financial Class A Preferred Equity (12)		Financial Services	—	—	2,047,727	7,313	7,313
Flock Financial Class B Preferred Equity (12)		Financial Services	—	—	5,409,091	19,318	19,318
Total Preferred Equity						26,631	26,631
Common Equity - 23.0% of Net Assets (6)
AKW Holdings Limited - Common Equity (9), (12)		Healthcare, Education and Childcare	—	—	950	132	3,848
JF Intermediate, LLC		Distribution	—	—	43,918	4,488	41,729
PennantPark Senior Loan Fund, LLC (12)		Financial Services	—	—	67,373,319	67,436	67,923
Total Common Equity						72,056	113,500
Total Investments in Controlled, Affiliated Portfolio Companies						343,970	384,304
Total Investments - 268.9% of Net Assets (13), (14)						1,316,872	1,328,050
Cash and Cash Equivalents - 10.1% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)			5.03%			38,769	38,769
Non-Money Market Cash						11,064	11,092
Total Cash and Cash Equivalents						49,833	49,861
Total Investments and Cash Equivalents - 279.0%						$1,366,705	$1,377,911
Liabilities in Excess of Other Assets - (179.0)%							(884,003)
Net Assets - 100%							$493,908

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-daySOFR rates (1-month S, 3-month S, or 6-month S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind ("PIK") interest and other fee rates, if any.
(5)
The security was valued by using the pricing service which utilize broker-supplied prices.
(6)
Non-income producing securities.
(7)
Partial non-accrual PIK securities.
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
Non-U.S. company or principal place of business is located in The Isle of Man. Total cost, fair value, and percentage of Net Assets for the Isle of Man was $58.2 million, $60.8 million, and 12.3%.
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
(13)
All investments are in US Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,258.7 million, $1,281.7 million, and 259.5%
(14)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

We have entered into an investment management agreement, (the "Investment Management Agreement"), with PennantPark Investment Advisors, LLC (the "Investment Adviser"), an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, (the "Administration Agreement"), with PennantPark Investment Administrator LLC (the "Administrator"), which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provided similar services to SBIC II under a separate administration agreement.

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of September 30, 2025, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

September 30, 2025

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
(4)
The audit committee of our board of directors reviews the valuations of the Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
(5)
Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2025,we had four portfolio companies on non-accrual, representing 1.3% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2024, we had two portfolio companies on non-accrual representing 4.1% and 2.3% percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the years ended September 30, 2025, 2024, and 2023, we recorded a provision for taxes on net investment income of $2.6 million, $2.6 million and $4.3 million, respectively, which pertains to U.S. federal excise tax.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

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

For the years ended September 30, 2025, 2024 and 2023 the Company recognized a provision for taxes of less than $0.1 million, $0.2 million, and $(5.0) million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2025, 2024 and 2023 the Company recognized a provision for taxes of zero, $(0.7) million, and $1.6 million, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during fiscal year ending September 30, 2025 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the year ended September 30, 2025, 2024 and 2023 the Company recognized a provision for taxes less than $0.1 million, $(0.5) million, and $(3.4) million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the year ended September 30, 2025, 2024 and 2023 the Company paid $0.2 million, zero, and zero million respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

September 30, 2025

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

(h) Segment Reporting

In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 14 for additional information on the Company’s segment accounting policies.

(i) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company has adopted the ASU 2020-04, the effect of which was not material to the consolidated financial statements.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted of this new accounting standard, the effect was not material to the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issues ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023.07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See Note 14 for more information on the effects of the adoption of ASU 2023.07.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” For the years ended September 30, 2025, 2024, and 2023, the Investment Adviser earned base management fees of $16.2 million, $16.7 million, and $16.5 million, respectively, from us.

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

For the years ended September 30, 2025, 2024, and 2023, the Investment Adviser earned $9.8 million, $12.7 million, and $13.9 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains, (20.0)% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2025, 2024, and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2025, 2024, and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator had provided similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2025, 2024, and 2023, we recorded $1.4 million, $1.2 million and $1.3 million, respectively, for services described above.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the years ended September 30, 2025, 2024, and 2023.

For the years ended September 30, 2025, 2024, and 2023, we sold $462.8 million, $308.8 million, and $127.8 million in investments to PSLF at fair value, respectively, and recognized $0.9 million, $0.2 million and $(0.2) million of net realized gain (loss), respectively.

For the years ended September 30, 2025, 2024, and 2023, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

As of September 30, 2025, 2024, and 2023 PNNT had a payable to PSLF and PTSF II of less than zero, $0.1 million and $4.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

As of September 30, 2025, 2024, and 2023, PNNT had a receivable from Administrator of 0.2 million, $0.2 million and zero, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company and trades between the funds.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2025, 2024, and 2023 totaled $754.3 million, $784.2 million, and $279.9 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for years ended September 30, 2025, 2024, and 2023 totaled $810.4 million, $555.4 million, and $418.6 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	September 30, 2025		September 30, 2024
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$606,949	582,373	$700,390	$667,926
U.S. Government Securities	124,809	124,788	99,652	99,632
Second lien	18,619	18,161	68,470	67,180
Subordinated debt / corporate notes	60,575	60,933	65,865	65,804
Subordinated notes in PSLF	140,287	140,287	115,886	115,886
Equity	203,291	293,218	199,173	243,699
Equity in PSLF	82,358	67,513	67,436	67,923
Total investments	1,236,888	1,287,273	1,316,872	1,328,050
Cash and cash equivalents	51,739	51,783	49,833	49,861
Total investments and cash and cash equivalents	$1,288,627	$1,339,056	$1,366,705	$1,377,911

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash) in such industries as of:

	September 30, 2025 (1)				September 30, 2024 (1)
Industry Classification	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage
Business Services	$195,614	$184,452	17%	40%	$205,232	$184,233	16%	37%
Healthcare, Education and Childcare	128,969	168,000	16%	36%	124,430	127,574	11%	26%
Distribution	57,352	130,850	12%	28%	120,378	165,304	14%	33%
Short-Term U.S. Government Securities	124,809	124,788	12%	27%	99,652	99,632	8%	20%
Financial Services	70,403	68,959	6%	15%	69,915	71,527	6%	14%
Consumer Products	53,746	49,414	5%	11%	89,773	89,743	8%	18%
Aerospace and Defense	39,513	47,113	4%	10%	53,472	54,017	5%	11%
Manufacturing/Basic Industry	42,601	43,067	4%	9%	12,686	12,713	1%	3%
Environmental Services	61,588	31,238	3%	7%	51,402	44,290	4%	9%
Auto Sector	26,621	27,826	2%	6%	39,449	40,752	4%	8%
Gaming	22,853	23,151	2%	5%	-	-	0%	0%
Consumer Services	19,067	19,319	2%	4%	8,700	8,449	1%	2%
Personal, Food and Miscellaneous Services	16,207	18,769	2%	4%	17,203	18,850	2%	4%
Media	17,477	17,434	2%	4%	31,964	32,130	3%	7%
Diversified Conglomerate Service	17,268	16,416	1%	4%	10,091	9,834	1%	2%
Telecommunications	22,305	13,695	1%	3%	35,986	34,045	3%	7%
Buildings and Real Estate	12,546	12,495	1%	3%	12,515	12,442	1%	3%
Chemicals, Plastics and Rubber	15,237	12,240	1%	3%	32,255	31,598	3%	6%
Event Services	11,823	12,073	1%	3%	-	-	0%	0%
Home and Office Furnishings, Housewares and Durable Consumer Products	9,258	9,723	1%	2%	9,663	9,663	1%	2%
Electronics	2,507	5,485	1%	1%	14,887	19,633	2%	4%
Consulting Services	5,970	5,966	1%	1%	-	-	0%	0%
All Other	40,509	37,000	3%	8%	93,898	77,812	7%	16%
Total	$1,014,243	$1,079,473	100%	234%	$1,133,551	$1,144,241	100%	232%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2025 and 2024 PSLF had total assets of $1,315.4 million and $1,073.4 million, respectively. PSLF’s portfolio consisted of debt investments in 109 and 102 portfolio companies as of September 30, 2025 and 2024, respectively. As of September 30, 2025, we and Pantheon had remaining commitments to fund first lien secured debt of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2024, we and Pantheon had remaining commitments to fund first lien secured debt of $32.6 million and $46.5 million, respectively, and equity interest of $19.9 million and $28.5 million respectively. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. As of September 30, 2024 at fair value, the largest investment in a single portfolio company in PSLF was $25.1 million and the five largest investments totaled $109.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2024, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and $115.9 million, respectively, and equity interests of $82.4 million and $67.4 million, respectively. In October 2024, the Company made a capital contribution of approximately $26.3 million of assets at their most recent fair market value as of the date of the transaction.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $400.0 million (increased from $325.0 million in August 2024) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 225 basis points during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC. transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC. and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of September 30, 2025 and 2024, there was $246.0 million of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of September 30, 2025 and 2024 there was $246.0 million of external 2035 Asset-Backed Debt. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or"2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of September 30, 2025, there was $328.0 million of external 2037 Asset-Backed Debt.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2025	September 30, 2024
Total investments	$1,265,901	$1,031,225
Weighted average cost yield on income producing investments	10.1%	11.3%
Number of portfolio companies in PSLF	109	102
Largest portfolio company investment at fair value	$24,802	$25,073
Total of five largest portfolio company investments at fair value	$121,360	$109,927

Below is a listing of PSLF’s individual investments as of September 30, 2025 ($ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,035.8% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	9.04%	SOFR+475	7,590	$7,474	$7,514
Acp Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.79%	SOFR+550	15,196	14,963	15,348
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	9.83%	SOFR+550	16,181	16,072	16,100
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	10.26%	SOFR+626	4,788	4,788	4,788
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.91%	SOFR+575	4,800	4,718	4,800
Alpine Acquisition Corp II (4), (7)	10/12/22	11/30/26	Containers, Packaging and Glass			15,185	15,056	7,896
Amsive Holdings Corporation	03/02/22	12/10/26	Media	10.35%	SOFR+635	13,805	13,745	13,667
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	06/30/26	Media	9.90%	SOFR+590	13,837	13,803	13,837
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	9.31%	SOFR+500	14,888	14,867	14,813
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.75%	SOFR+575	15,581	15,426	15,581
Argano, LLC	12/16/24	09/13/29	Business Services	9.89%	SOFR+575	14,850	14,730	14,628
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.50%	SOFR+450	12,013	11,942	12,013
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.50%	SOFR+550	24,607	24,305	24,607
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.91%	SOFR+675	19,850	19,606	19,701
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.75%	SOFR+575	14,550	14,375	14,405
Big Top Holdings, LLC	06/26/24	02/28/30	Manufacturing / Basic Industries	9.25%	SOFR+525	6,626	6,531	6,626
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.77%	SOFR+650	8,798	8,726	8,688
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.40%	SOFR+540	25,244	25,052	24,802
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	9.00%	SOFR+500	5,955	5,916	5,955
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.51%	SOFR+535	6,186	5,926	5,348
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	10.00%	SOFR+600	7,425	7,334	7,425
CF512, Inc.	12/29/21	08/20/26	Media	10.36%	SOFR+619	9,042	8,983	8,952
Carisk Buyer, Inc.	02/09/24	12/01/29	Healthcare, Education and Childcare	9.00%	SOFR+500	11,370	11,276	11,370
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.66%	SOFR+550	22,655	22,360	22,428
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	10.00%	SOFR+600	21,880	21,708	21,880
Case Works, LLC	11/26/24	10/01/29	Business Services	9.25%	SOFR+525	10,436	10,366	9,966
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.50%	SOFR+450	20,831	20,730	20,831
Compex Legal Services, Inc.	12/23/24	02/09/26	Business Services	9.55%	SOFR+555	931	931	931
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.66%	SOFR+750	1,950	1,950	1,940
CJX Borrower, LLC	08/12/22	07/13/27	Media	10.08%	SOFR+576	8,624	8,614	8,624
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	10.03%	SOFR+586	5,271	5,243	5,232
DRI Holding Inc.	08/04/22	12/21/28	Media	9.51%	SOFR+535	5,770	5,442	5,655
DRS Holdings III, Inc.	03/02/22	11/03/25	Consumer Products	9.41%	SOFR+525	4,478	4,478	4,523
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.75%	SOFR+475	4,950	4,910	4,950
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	9.46%	SOFR+526	1,572	1,486	1,565
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.96%	SOFR+576	9,670	9,670	7,873
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.75%	SOFR+475	23,169	22,915	23,227
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	9.16%	SOFR+500	12,124	11,963	12,124
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	9.00%	SOFR+500	6,930	6,895	6,930
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.91%	SOFR+575	7,040	6,955	7,040
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.51%	SOFR+635	9,551	9,491	9,551
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	13.35%	SOFR+915	4,140	4,096	4,057
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.00%	SOFR+500	12,485	12,377	12,485
Global Holdings InterCo, LLC	03/02/22	03/16/26	Banking, Finance, Insurance & Real Estate	9.74%	SOFR+560	6,593	6,589	6,593
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.80%	SOFR+560	3,959	3,928	3,880
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.87%	SOFR+500	7,798	7,723	7,798
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services	8.00%		15,570	15,496	8,548
HW Holdco, LLC	03/02/22	05/10/26	Media	9.90%	SOFR+590	23,593	23,537	23,593
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.60%	SOFR+550	6,029	6,029	5,968
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	9.16%	SOFR+500	19,182	18,995	19,015
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	10.32%	SOFR+600	14,148	13,992	14,148
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	9.31%	SOFR+500	4,350	4,305	4,328

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	9.29%	SOFR+510	5,452	5,402	5,452
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	10.16%	SOFR+600	13,749	13,622	13,749
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.50%	SOFR+550	13,046	13,007	12,981
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	9.25%	SOFR+525	5,955	5,918	5,955
Inventus Power, Inc.	10/10/23	01/15/26	Consumer Products	11.78%	SOFR+761	12,968	12,934	12,968
Kinetic Purchaser, LLC	07/24/23	11/10/27	Consumer Products	10.15%	SOFR+615	13,701	13,590	11,646
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	2,295	2,295	2,295
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	729	720	898
Lash OpCo, LLC	03/02/22	02/18/27	Consumer Products	12.16%	SOFR+785	21,525	21,466	20,987
Lightspeed Buyer, Inc.	03/02/22	02/03/27	Healthcare, Education and Childcare	8.75%	SOFR+475	20,115	20,017	20,115
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.77%	SOFR+450	7,636	7,550	7,636
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.60%	SOFR+560	8,175	7,939	8,142
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.95%	SOFR+475	19,728	19,568	19,728
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	9.12%	SOFR+525	19,900	19,727	19,900
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	9.30%	SOFR+510	8,244	8,197	8,244
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.65%	SOFR+565	2,893	2,865	2,893
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	10.25%	SOFR+625	19,423	19,311	19,520
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.25%	SOFR+525	7,880	7,788	7,502
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	9.25%	SOFR+525	19,700	19,472	19,700
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	9.15%	SOFR+515	9,575	9,512	9,575
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	10.12%	SOFR+585	7,180	7,159	7,180
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.35%	SOFR+635	20,090	19,860	19,939
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.76%	SOFR+575	18,926	18,793	18,661
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	9.26%	SOFR+525	17,982	17,766	17,622
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.53%	SOFR+636	8,274	8,199	8,274
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.75%	SOFR+575	5,753	5,688	5,753
Pink Lily Holdco, LLC (5)	04/01/22	11/09/27	Retail	4.27%		8,761	8,699	3,504
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	10.42%	SOFR+625	12,773	12,602	12,721
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	9.17%	SOFR+500	9,925	9,842	9,751
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.75%	SOFR+575	5,955	5,903	6,015
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	9.25%	SOFR+525	3,960	3,930	3,936
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.75%	SOFR+575	24,700	24,365	24,453
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	10.45%	SOFR+615	11,780	11,714	11,515
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	9.29%	SOFR+500	22,704	22,631	22,704
Recteq, LLC	06/26/24	01/29/26	Consumer Products	10.40%	SOFR+640	9,550	9,537	9,526
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.75%	SOFR+475	3,891	3,861	3,891
Ro Health, LLC	04/03/25	01/17/31	Healthcare Providers & Services	8.50%	SOFR+450	9,308	9,249	9,308
Rural Sourcing Holdings, Inc.	07/24/23	06/16/29	Professional Services	9.92%	SOFR+575	5,435	5,367	4,891
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.91%	SOFR+575	11,910	11,813	11,910
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	10.20%	SOFR+620	6,617	6,597	6,617
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	9.00%	SOFR+500	4,963	4,926	4,759
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	10.15%	SOFR+615	14,550	14,394	13,568
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.31%	SOFR+615	23,904	23,741	23,904
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	9.15%	SOFR+515	9,412	9,261	9,412
STG Distribution, LLC - First Out New Money Term Loans	10/03/24	10/03/29	Transportation	12.57%	SOFR+835	1,986	1,895	1,768
STG Distribution, LLC - Second Out Term Loans (5)	10/03/24	10/03/29	Transportation	5.32%		4,566	2,594	365
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.92%	SOFR+475	16,919	16,816	16,784
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.52%	SOFR+650	9,850	9,732	9,801
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.66%	SOFR+450	19,878	19,692	19,878
TPC US Parent, LLC	03/02/22	11/24/25	Food	10.19%	SOFR+590	11,275	11,269	11,185
Team Services Group, LLC	07/24/23	12/20/27	Healthcare, Education and Childcare	9.56%	SOFR+525	9,588	9,434	9,548
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.90%	SOFR+590	16,348	16,306	16,348
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.93%	SOFR+475	14,480	14,393	14,408
Transgo, LLC	06/07/24	12/29/28	Auto Sector	9.91%	SOFR+575	16,363	16,215	16,486
Tyto Athene, LLC	03/02/22	04/01/28	Aerospace and Defense	9.19%	SOFR+490	11,342	11,271	11,058
Urology Management Holdings, Inc.	07/24/23	06/15/27	Healthcare, Education and Childcare	9.66%	SOFR+550	12,380	12,333	12,380
US Fertility Enterprises, LLC	09/03/25	10/11/31	Healthcare, Education and Childcare	8.67%	SOFR+450	4,975	4,931	4,975
Watchtower Buyer, LLC	09/19/24	12/01/29	Consumer Products	10.00%	SOFR+600	23,114	22,912	22,885
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.81%	SOFR+550	6,577	6,686	6,708
Total First Lien Secured Debt							1,276,720	1,253,543
Subordinated Debt - 3.7% of Net Assets

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,422	4,422	4,422
Total Subordinated Debt						4,422	4,422	4,422

Equity Securities - 6.6% of Net Assets
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	2,014
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	5,165
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	757

Total Equity Securities							8,177	7,936
Total Investments - 1,046.0% of Net Assets(3)(6)							1,289,319	1,265,901
Cash and Cash Equivalents - 33.9%
JPMorgan U.S. Government (Money Market Fund)				4.09%			7,972	7,972
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			6,946	6,946
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.19%			1,920	1,920
Non-Money Market Cash							24,147	24,147
Total Cash and Cash Equivalents							40,985	40,985
Total Investments and Cash Equivalents - 1,079.8% of Net Assets							$1,330,304	$1,306,886
Liabilities in Excess of Other Assets — (979.8)% of Net Assets								(1,185,860)
Members' Equity—100.0%								$121,026

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
(3)
As of September 30, 2025, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S. Companies were $1,289.3 million, $1,265.9 million and 1,046.0%
(4)
Non-accrual security
(5)
Partial non-accrual PIK Security.
(6)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(7)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC, or,3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO VII, LLC, or 4) securing the 2037 Asset-Backed Debt and held through PennantPark CLO X, LLC

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Below is a listing of PSLF’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 916.4%of Net Assets
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	10.95%	SOFR+610	14,738	$14,504	$14,738
ACP Avenu Buyer, LLC	10/02/29	Business Services	10.57%	SOFR+525	7,667	7,526	7,418
ACP Falcon Buyer, Inc.	08/01/29	Business Services	10.83%	SOFR+550	15,351	15,067	15,412
Ad.net Acquisition, LLC	05/07/26	Media	11.28%	SOFR+626	4,838	4,838	4,838
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	9.85%	SOFR+525	14,888	14,700	14,888
AFC - Dell Holding Corp.	04/09/27	Distribution	10.49%	SOFR+550	7,131	7,059	7,059
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.30%	SOFR+610	14,687	14,459	14,100
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	10.75%	SOFR+650	13,813	13,769	13,675
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	10.50%	SOFR+590	14,714	14,638	14,714
Applied Technical Services, LLC	12/29/26	Environmental Services	10.50%	SOFR+590	14,522	14,389	14,304
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.56%	SOFR+625	21,574	21,270	21,466
Beacon Behavioral Support Services, LLC	06/21/29	Healthcare, Education and Childcare	9.92%	SOFR+525	14,963	14,750	14,738
Beta Plus Technologies, Inc.	07/01/29	Business Services	10.35%	SOFR+575	14,700	14,486	14,259
Big Top Holdings, LLC	02/28/30	Manufacturing / Basic Industries	11.18%	SOFR+625	6,965	6,852	6,965
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,887	8,795	8,776
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	10.92%	SOFR+640	20,504	20,245	20,152
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.70%	SOFR+600	13,292	13,218	13,026
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	10.97%	SOFR+611	9,374	9,374	9,374
Burgess Point Purchaser Corporation	07/25/29	Auto Sector	10.20%	SOFR+535	4,874	4,625	4,585
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	10.35%	SOFR+575	5,473	5,400	5,390
Carnegie Dartlet, LLC	02/07/30	Education	10.35%	SOFR+550	9,950	9,810	9,801
Cartessa Aesthetics, LLC	06/14/28	Distribution	10.35%	SOFR+575	17,106	16,879	17,106
CF512, Inc.	08/20/26	Media	11.21%	SOFR+619	2,891	2,876	2,848
Connatix Buyer, Inc.	07/13/27	Media	10.53%	SOFR+561	8,716	8,702	8,716
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.71%	SOFR+586	2,549	2,529	2,530
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.95%	SOFR+535	22,993	22,842	22,993
DRI Holding Inc.	12/21/28	Media	10.20%	SOFR+535	5,830	5,423	5,626
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.20%	SOFR+635	13,777	13,760	13,667
Dynata, LLC - First Out Term Loan	07/15/28	Business Services	10.38%	SOFR+526	1,588	1,476	1,586
Dynata, LLC - Last Out Term Loan	10/15/28	Business Services	10.88%	SOFR+576	9,768	9,768	8,993
EDS Buyer, LLC	01/10/29	Aerospace and Defense	10.35%	SOFR+575	11,144	11,013	10,977
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.56%	SOFR+650	12,249	12,049	12,249
Eval Home Health Solutions Intermediate, LLC	05/10/30	Healthcare, Education and Childcare	10.85%	SOFR+575	7,396	7,293	7,322
Exigo Intermediate II, LLC	03/15/27	Business Services	11.20%	SOFR+635	9,651	9,556	9,603
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	9.74%	SOFR+450	3,491	3,417	3,495
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.21%	SOFR+710	4,241	4,175	4,241
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.43%	SOFR+615	6,952	6,940	6,605
Graffiti Buyer, Inc.	08/10/27	Distribution	10.45%	SOFR+560	3,118	3,081	3,087
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.20%	SOFR+560	6,146	6,146	6,023
HEC Purchaser Corp.	06/17/29	Healthcare, Education and Childcare	9.75%	SOFR+550	7,980	7,887	7,924
Hills Distribution, Inc	11/08/29	Distribution	11.11%	SOFR+600	14,292	14,106	14,149
HV Watterson Holdings, LLC	12/17/26	Business Services	12.00% (PIK 4.0%)		15,144	15,019	13,887
HW Holdco, LLC	05/10/26	Media	11.04%	SOFR+590	18,355	18,296	18,355
IG Investments Holdings, LLC	09/22/28	Business Services	11.35%	SOFR+610	4,383	4,322	4,339
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.20%	SOFR+510	5,509	5,440	5,481
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	11.49%	SOFR+685	13,890	13,730	14,029
Infolinks Media Buyco, LLC	11/01/26	Media	10.10%	SOFR+550	12,286	12,214	12,194
Inventus Power, Inc.	06/30/25	Consumer Products	12.46%	SOFR+761	13,101	12,980	12,905
Kinetic Purchaser, LLC	11/10/27	Consumer Products	10.75%	SOFR+615	13,701	13,520	13,701
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.66%	SOFR+640	4,613	4,601	4,530
Lash OpCo, LLC	02/18/27	Consumer Products	12.94% (PIK 5.10%)	SOFR+785	20,447	20,338	20,243
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.20%	SOFR+535	14,267	14,170	14,267
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	10.48%	SOFR+525	6,255	6,151	6,255
MAG DS Corp.	04/01/27	Aerospace and Defense	10.20%	SOFR+550	8,266	7,890	7,770
Magenta Buyer, LLC -First out	07/31/28	Software	12.13%	SOFR+701	450	450	425
Magenta Buyer, LLC -Second out	07/31/28	Software	12.38%	SOFR+801	569	569	390
Magenta Buyer, LLC -Third out	07/31/28	Software	11.63%	SOFR+726	2,109	2,109	617
MBS Holdings, Inc.	04/16/27	Telecommunications	10.67%	SOFR+585	8,330	8,256	8,338
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.50%	SOFR+590	2,923	2,884	2,850
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	10.85%	SOFR+625	14,912	14,765	14,912
Megawatt Acquisitionco, Inc.	03/01/30	Business Services	9.85%	SOFR+525	7,960	7,851	7,514
MOREgroup Holdings, LLC	01/16/30	Business Services	10.35%	SOFR+575	12,450	12,303	12,263
Municipal Emergency Services, Inc.	10/01/27	Distribution	9.77%	SOFR+515	5,912	5,822	5,912
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+585	7,353	7,311	7,133
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	10.95%	SOFR+635	14,850	14,597	14,850
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.01%	SOFR+550	9,768	9,650	9,622
One Stop Mailing, LLC	5/7/2027	Transportation	11.21%	SOFR+636	8,380	8,256	8,380
Owl Acquisition, LLC	2/4/2028	Education	10.20%	SOFR+535	3,893	3,811	3,825
Ox Two, LLC	5/18/2026	Distribution	11.12%	SOFR+651	9,340	9,307	9,340

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Pacific Purchaser, LLC	10/2/2028	Business Services	11.51%	SOFR+600	12,903	12,682	12,877
PCS Midco, Inc.	3/1/2030	Financial Services	10.81%	SOFR+575	5,812	5,735	5,812
PL Acquisitionco, LLC	11/9/2027	Retail	11.99% (PIK 3.5%)	SOFR+725	8,193	8,100	6,554
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	3,280	3,245	3,263
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Products	10.35%	SOFR+575	19,950	19,673	19,551
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.75%	SOFR+575	12,565	12,543	12,313
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.85%	SOFR+560	5,530	5,530	5,530
Reception Purchaser, LLC	4/28/2028	Transportation	25.00%	SOFR+615	4,937	4,888	3,703
Recteq, LLC	1/29/2026	Consumer Products	11.75%	SOFR+715	9,650	9,592	9,554
Riverpoint Medical, LLC	6/21/2025	Healthcare, Education and Childcare	9.85%	SOFR+525	3,932	3,919	3,936
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	10.74%	SOFR+575	4,336	4,268	4,282
S101 Holdings Inc.	12/29/2026	Electronics	11.48%	SOFR+615	6,467	6,387	6,402
Sales Benchmark Index LLC	1/3/2025	Business Services	10.80%	SOFR+620	6,676	6,668	6,676
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.45% (PIK 1.00%)	SOFR+760	4,634	4,634	4,634
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	14,700	14,510	14,186
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	11.50%	SOFR+690	14,621	14,465	14,475
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Banking, Finance, Insurance & Real Estate	11.38%	SOFR+640	11,359	11,207	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,269	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	25,078	24,798	25,073
Solutionreach, Inc.	7/17/2025	Communications	12.40%	SOFR+715	9,239	9,216	9,239
SpendMend Holdings, LLC	3/1/2028	Business Services	10.26%	SOFR+565	9,510	9,302	9,510
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.31%	SOFR+425	3,554	3,398	3,305
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	15,803	15,600	15,772
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2029	Media	11.10%	SOFR+650	9,950	9,800	9,851
TPC US Parent, LLC	11/24/2025	Food	10.98%	SOFR+565	11,392	11,330	11,392
TWS Acquisition Corporation	6/6/2025	Education	11.33%	SOFR+640	1,568	1,567	1,568
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+510	9,661	9,462	9,537
Teneo Holdings LLC	3/13/2031	Business Services	9.60%	SOFR+475	2,985	2,955	2,994
The Bluebird Group LLC	7/27/2026	Business Services	11.25%	SOFR+665	14,445	14,404	14,445
The Vertex Companies, LLC	8/31/2027	Business Services	10.99%	SOFR+610	7,611	7,536	7,611
Transgo, LLC	12/29/2028	Auto Sector	10.60%	SOFR+575	14,479	14,282	14,479
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.23%	SOFR+490	11,393	11,306	11,165
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.46%	SOFR+550	10,928	10,836	10,819
Watchtower Buyer, LLC	12/1/2029	Consumer Products	10.60%	SOFR+600	13,942	13,769	13,803
Wildcat Buyerco, Inc.	2/27/2027	Electronics	10.60%	SOFR+575	19,256	19,126	19,256
Zips Car Wash, LLC	12/31/2024	Business Services	12.46% (PIK 1.5%)	SOFR+740	19,687	19,648	18,801

Total First Lien Secured Debt						1,033,954	1,028,874
Equity Security - 2.1% of Net Assets
Dynata, LLC - Common Equity	—	Business Services	—	—	134	2,351	2,351

Total Investments - 918.5% of Net Assets (3)(4)						1,036,305	1,031,225
Cash and Cash Equivalents - 32.6% o f Net Assets
BlackRock Federal FD Institutional 30 (Money Market Fund)						36,595	36,595
Total Cash and Cash Equivalents						36,595	36,595
Total Investments and Cash Equivalents - 951.1% of Net Assets						$1,072,900	$1,067,820
Liabilities in Excess of Other Assets — (851.1)% of Net Assets							(955,549)
Members' Equity—100.0%							$112,271

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
(3)
As of September 30, 2024, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S. Companies were $1,036.3 million, $1,031.2 million and 918.5%
(4)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(5)
The securities are, 1) pledged as collateral under the BNP Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLO IV, LLC; or, 3)
securing the 2035 Asset-Backed Debt held through PennantPark CLO VII, LLC

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

1

Below is the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2025	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,289,319 and $1,036,305, respectively)	$1,265,901	$1,031,225
Cash and cash equivalents (cost—$40,985 and $36,595, respectively)	40,985	36,595
Interest receivable	5,271	5,089
Receivable for investments sold	1,055	—
Prepaid expenses and other assets	2,148	372
Due from affiliate	87	71
Total assets	1,315,447	1,073,352
Liabilities
2037 Asset-backed debt, net (par—$328,000 and $0, respectively and unamortized deferred financing cost of $1,887 and $0, respectively)	326,113	—
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $940 and $1,328, respectively)	245,060	244,672
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,434 and $1,882, respectively)	244,566	244,118
Credit facility payable	99,600	247,600
Subordinated notes payable to members	250,808	191,546
Payable for investments purchased	—	7,314
Interest payable on credit facility and asset backed debt	13,730	12,525
Distribution payable to members	8,000	8,000
Interest payable on subordinated notes to members	5,305	4,372
Accounts payable and accrued expenses	1,189	934
Due to affiliate	50	—
Total liabilities	1,194,421	961,081

Members' equity	121,026	112,271
Total liabilities and members' equity	$1,315,447	$1,073,352

*For the years ended of September 30, 2025 and 2024, PSLF had zero of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Year Ended September 30,
	2025	2024
Investment income:
Interest	$138,501	$114,231
Other income	1,875	1,023
Total investment income	140,376	115,254
Expenses:
Interest expense on credit facility and asset-backed debt	67,975	54,405
Interest expense on subordinated notes to members	30,436	24,861
Administration services expense	3,457	2,423
General and administrative expenses	1,494	1,360
Expenses before debt issuance costs	103,362	83,049
Debt issuance costs	250	—
Total expenses	103,612	83,049
Net investment income	36,764	32,205
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	(9,215)	(2,838)
Net realized gain (loss) on debt extinguishment	(187)	—
Net change in unrealized appreciation (depreciation) on investments	(18,344)	1,462
Net realized and unrealized gain (loss) on investments	(27,746)	(1,376)
Net increase (decrease) in members' equity resulting from operations	$9,018	$30,829

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

September 30, 2025

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category ($ in thousands)	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$31,018	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	550,259	Market Comparable	Market yield	4.0% - 24.5% (10.1%)
First lien	1,096	Enterprise Market Value	EBITDA multiple	7.5x - 8.3x (8.1x)
Second lien	14,750	Market Comparable	Market yield	13.2% - 15.5% (14.3%)
Second lien	3,411	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	201,220	Market Comparable	Market yield	7.0% - 25.4% (13.2%)
Equity	286,210	Enterprise Market Value	EBITDA multiple	1.5x - 28.3x (9.4x)
Total Level 3 investments	$1,087,964
Debt Category ($ in thousands)
Truist Credit Facility	$425,477	Market Comparable	Market yield	4.9%
(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

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

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy ($ in thousands):

	Fair value at September 30, 2025
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$801,754	$—	$—	$801,754	$—
U.S. Government Securities(3)	124,788	—	124,788	—	—
Equity investments	360,731	—	—	286,210	74,521
Total investments	1,287,273	—	124,788	1,087,964	74,521
Cash and cash equivalents	51,783	51,783	—	—	—
Total investments and cash and cash equivalents	$1,339,056	$51,783	$124,788	$1,087,964	$74,521
Truist Credit Facility	$425,477	$—	$—	$425,477	$—
2026 Notes(2)	149,473	—	149,473	—	—
2026 Notes-2(2)	163,933	—	163,933	—	—
Total debt	$738,883	$—	$313,406	$425,477	$—

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

September 30, 2025

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2025
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$916,796	$235,573	$1,152,369
Net realized gain (loss)	(45,658)	(6,800)	(52,458)
Net change in unrealized appreciation (depreciation)	9,159	46,520	55,679
Purchases, PIK interest, net discount accretion and non-cash exchanges	726,966	15,830	742,796
Sales, repayments and non-cash exchanges	(805,509)	(4,913)	(810,422)
Transfers in/out of Level 3	—	—	—
Ending balance	$801,754	$286,210	$1,087,964
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(1,219)	$40,305	$39,086

	Year Ended September 30, 2024
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(23,028)	(10,053)	(33,081)
Net change in unrealized appreciation (depreciation)	(5,374)	35,990	30,616
Purchases, PIK interest, net discount accretion and non-cash exchanges	726,526	59,520	786,046
Sales, repayments and non-cash exchanges	(545,603)	(12,937)	(558,540)
Transfers in/out of Level 3	—	—	—
Ending balance	$916,796	$235,573	$1,152,369
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(21,133)	$25,461	$4,328

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30,
Long-Term Credit Facility	2025	2024
Beginning balance (cost – $461,456 and $212,420, respectively)	$460,361	$206,940
Net change in unrealized appreciation (depreciation) included in earnings	116	4,385
Borrowings (1)	207,000	524,036
Repayments (1)	(242,000)	(275,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $426,456 and $461,456, respectively)	$425,477	$460,361
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $426,456 and $461,456, respectively)	$425,477	$460,361

(1)
Excludes temporary draws.

As of September 30, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£, CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,465	December 31, 2025	$955
Canadian dollar	CAD 2,800	$2,036	$2,012	October 29, 2025	$24

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.3 million, zero, and zero related to amendment costs on the Truist Credit Facility during the years ended September 30, 2025, 2024, and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, the 2026 Notes-2, and the SBA debentures.

For the year ended September 30, 2025, 2024, and 2023 the Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million, $(4.4) million and $(3.8) million, respectively. As of September 30, 2025, 2024, and 2023, the net unrealized appreciation (depreciation) on Truist Credit Facility totaled $(1.0) million, $(1.1) million, and $(5.5) million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2025	Interest Income	PIK Income	Dividend Income/Other	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$60,798	$270	$(3,361)	$30,939	$88,646	$6,375	$—	$27	$—
Flock Financial, LLC	48,839	823	—	(348)	49,314	2,182	823	—	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	512	(49,625)	26,587	68,332	4,282	—	—	—
Pragmatic Institute, LLC (3)	—	15,108	(108)	(4,125)	10,875	3	723	—	—
PennantPark Senior Loan Fund, LLC (2)	183,809	39,323	—	(15,332)	207,800	17,207	—	20,471	—
Total Controlled Affiliates	$384,304	$56,036	$(53,094)	$37,721	$424,967	$30,049	$1,546	$20,498	$—
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$(24,371)	$4,891	$—	$—	$—	$—
Walker Edison Furniture Company LLC (4)	4,161	2,069	(22,243)	16,013	—	—	—	—	(21,946)
Total Non-Controlled Affiliates	$33,423	$2,069	$(22,243)	$(8,358)	$4,891	$—	$—	$—	$(21,946)
Total Controlled and Non-Controlled Affiliates	$417,727	$58,105	$(75,337)	$29,363	$429,858	$30,049	$1,546	$20,498	$(21,946)
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
(4)
Walker Edison Furniture Company, LLC equity investment was realized during the quarter ended September 30, 2025 and was no longer a controlled affiliate as of that date.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Name of Investment	Fair Value at September 30, 2023	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2024	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$51,660	$2,687	$—	$6,451	$60,798	$3,820	$2,687	$—	$—
Flock Financial, LLC (5)	32,300	20,816	(5,306)	1,029	48,839	1,341	1,397	—	(5,305)
JF Intermediate, LLC (JF Holdings Corp.) (2)	8,759	51,912	(375)	30,562	90,858	5,536	—	—	—
Mailsouth Inc.	—	—	(28,899)	28,899	—	—	—	—	(28,899)
PennantPark Senior Loan Fund, LLC (3)	164,408	22,353	—	(2,952)	183,809	15,041	—	21,605	—
RAM Energy LLC (4)	—	—	—	—	—	—	—	—	(795)
Total Controlled Affiliates	$257,127	$97,768	$(34,580)	$63,989	$384,304	$25,738	$4,084	$21,605	$(34,999)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,105	$—	$—	$(2,843)	$29,262	$—	$—	$—	$—
Walker Edison Furniture Company LLC	13,907	3,012	—	(12,758)	4,161	—	347	—	—
Total Non-Controlled Affiliates	$46,012	$3,012	$—	$(15,601)	$33,423	$—	$347	$—	$—
Total Controlled and Non-Controlled Affiliates	$303,139	$100,780	$(34,580)	$48,388	$417,727	$25,738	$4,431	$21,605	$(34,999)

(1)
Includes PIK.
(2)
JF Intermediate, LLC became a controlled affiliate during the quarter ended December 31, 2023
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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Years Ended September 30,
	2025	2024	2023
Numerator for net increase (decrease) in net assets resulting from operations	$32,726	$48,851	$(33,807)
Denominator for basic and diluted weighted average shares	65,296,094	65,246,011	65,224,500
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.50	$0.75	$(0.52)

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

As of September 30, 2025 and 2024, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes ($ in thousands):

	Years Ended September 30,
	2025	2024	2023
Increase (Decrease) in paid-in capital	$(3,462)	$(2,800)	$(1,703)
Increase (Decrease) in accumulated net realized gain	68	(11,993)	(1,494)
Increase in undistributed net investment income	3,394	14,793	3,197

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income ($ in thousands):

	Years Ended September 30,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$32,725	$48,852	$(33,807)
Net realized (gain) loss on investments	52,434	33,646	156,757
Net change in unrealized (appreciation) depreciation on investments and debt	(39,108)	(22,428)	(57,417)
Other book-to-tax differences	(1,551)	9,268	(6,006)
Other non-deductible expenses	3,372	3,245	5,766
Taxable income before dividends paid deduction	$47,872	$72,583	$65,293

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	Years Ended September 30,
	2025	2024	2023
Undistributed net investment income – tax basis	$45,948	$65,962	$62,710
Short-term realized loss carried forward	(6,164)	(3,397)	(1,699)
Long-term realized loss carried forward	(336,619)	(287,545)	(379,074)
Distributions payable and other book to tax differences	(31,184)	(37,435)	83,860
Net unrealized appreciation (depreciation) on investments and debt	51,398	12,290	(10,141)
Total accumulated deficit – book basis	$(276,621)	$(250,125)	$(244,344)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2025	2024	2023
Ordinary income (including short-term gains, if any)	$62,684	$57,420	$49,571
Long-term capital gain	—	—	—
Total distributions	$62,684	$57,420	$49,571
Total distributions declared per share	$0.96	$0.88	$0.76

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2025 and 2024, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $30.7 million and $21.1 million and $38.8 million and $11.1 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30, ($in thousands, except per share data):

	2025	2024	2023	2022	2021
Per Share Data:
Net asset value, beginning of year	$7.56	$7.70	$8.98	$9.85	$7.84
Net investment income (1)	0.71	0.92	1.00	0.66	0.54
Net realized and unrealized (loss) gain (1)	(0.21)	(0.17)	(1.52)	(1.03)	1.94
Net (decrease) increase in net assets resulting from operations (1)	0.50	0.75	(0.52)	(0.37)	2.48
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.96)	(0.88)	(0.76)	(0.56)	(0.48)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(0.96)	(0.88)	(0.76)	(0.56)	(0.48)
(Dilutive) effect of common stock issuance	—	(0.01)	—	—	—
Repurchase of common stock (1)	—	—	—	0.06	—
Net asset value, end of year (6)	$7.11	$7.56	$7.70	$8.98	$9.85
Per share market value, end of year	$6.71	$6.99	$6.58	$5.46	$6.49
Total return (3)	10.21%	20.54%	13.64%	(8.42)%	120.98%
Shares outstanding at end of year	65,296,094	65,296,094	65,224,500	65,224,500	67,045,105
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (6)	7.13%	7.73%	7.75%	4.17%	3.74%
Ratio of interest and expenses on debt to average net assets (5)	8.56%	9.06%	7.55%	5.19%	3.73%
Ratio of total expenses to average net assets (5), (6)	15.69%	16.78%	15.30%	9.36%	7.47%
Ratio of net investment income to average net assets (5)	9.47%	12.04%	12.56%	6.74%	6.04%
Net assets at end of year	$463,950	$493,908	$502,187	$585,565	$660,144
Weighted average debt outstanding (7)	$686,808	$693,573	$656,776	$695,267	$649,666
Weighted average debt per share (1), (7)	$10.52	$10.63	$10.07	$10.49	$9.69
Asset coverage per unit (8)	$1,627	$1,637	$1,952	$1,855	$2,208
Average market value per unit (9)	$—	$—	$—	$—	$25.13
Portfolio turnover ratio	65.30%	43.99%	32.58%	70.41%	37.74%

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
(6)
Does not foot due to rounding, as applicable
(7)
Includes SBA debentures outstanding
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
(9)
The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG,” which were issued in increments of $25 per unit and commenced trading on September 30, 2019. The 2024 Notes were redeemed in full on November 13, 2021 and no amounts were outstanding as of September 30, 2025, or 2024.

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2025, 2024, and 2023, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on the 2026 Notes and 2026 Notes-2, was 6.1%, 6.5%, and 6.0%, respectively. As of September 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 163% and 164%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

Truist Credit Facility

As of September 30, 2025, we had the multi-currency Truist Credit Facility for up to $500 million (increased from $475 million in February 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2025 and 2024, we had $426.5 million and $461.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.5% and 7.2%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2025 and 2024. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR. As of September 30, 2025 and 2024, we had $73.5 million and $13.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of September 30, 2025, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II was historically able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero as of September 30, 2025 and 2024. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

2026 Notes

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.58%. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

2026 Notes-2

In October 2021, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.4%. Interest on the 2026 Notes-2 is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The effective interest rate is 4.14%. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2025 and 2024, we had $344.6 million and $373.9 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $13.2 million and $52.5 million to PSLF as of September 30, 2025 and 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2025, PennantPark Senior Loan Fund, LLC, JF Intermediate, LLC, and AKW Holdings Limited triggered at least one of the significance tests. In accordance with Rule 3-09, separate audited financial statements of JF Intermediate, LLC, and AKW Holdings Limited for the years ended September 30, 2025, 2024, and 2023 will be filed via Form 10-K/A at a later date. Similar, in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Loan Fund, LLC for the years ended September 30, 2025, 2024, and 2023 are being filed herein as Exhibit 99.3 and Exhibit 99.4.

In December 2023, JF Intermediate LLC became controlled affiliate. Below is certain selected key financial data from JF Intermediate, LLC Balance Sheet at September 30, 2025 and 2024, and the twelve months ended September 30, 2025, 2024 and 2023 Income Statement for the periods in which our investment in JF Intermediate, LLC exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

JF Intermediate, LLC (Unaudited):

Balance Sheet	September 30, 2025	September 30, 2024
Current assets	$303,498	$278,646
Noncurrent assets	121,000	120,808
Current liabilities	192,665	181,517
Noncurrent liabilities	280,683	246,278

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2025

	Year Ended September 30,
Income Statement	2025	2024	2023
Total revenue	$916,105	$813,923	$570,348
Total expenses	936,468	836,196	584,776
Net loss	$(20,363)	$(22,273)	$(14,428)

In March 2018, AKW Holdings Limited became controlled affiliate. Below is certain selected key financial data from AKW Holdings Limited Balance Sheet at September 30, 2025 and 2024, and the twelve months ended September 30, 2025, 2024 and 2023 Income Statement for the periods in which our investment in AKW Holdings Limited exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

AKW Holdings Limited (Unaudited):

Balance Sheet	September 30, 2025	September 30, 2024
Current assets	$38,987	$41,980
Noncurrent assets	9,620	10,016
Current liabilities	16,042	15,464
Noncurrent liabilities	53,902	56,665

	Years Ended September 30,
Income Statement	2025	2024	2023
Total revenue	$93,718	$86,518	$79,006
Total expenses	93,754	90,016	82,325
Net loss	$(36)	$(3,498)	$(3,319)

14. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company's Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primary bases on the Company's net increase (decrease) in net assets resulting from operations ("Net Income") and net investment income ("NII"). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company's stockholders. As the Company's operations comprise of single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as 'total assets" and significant segment expenses are listed on accompanying consolidated statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 63 of this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, a material weakness was identified in the operation of controls related to the Company's quarterly review of equity investment valuation with respect to the allocation of value of the portfolio company to the Company’s holdings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. Notwithstanding the material weakness referenced above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We have begun the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weakness noted above. Our internal control remediation efforts include the following:

•
Enhance existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document; and
•
Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

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

Please see Management’s Report on Internal Control Over Financial Reporting, which appears on page 63 of this Form 10-K for a description of a material weakness identified by Management.

Item 9B. Other Information

On November 20, 2025, the board of directors of the Company approved an amended Joint Code of Ethics (the “Amended Code”) applicable to, among others, the Company and the Investment Adviser. The changes were designed to include coverage of PennantPark Private Income Fund, a privately traded BDC, its investment adviser, PennantPark Private Income Fund Advisers LLC and PennantPark Enhanced Income Fund, a registered closed-end interval fund.

The amendments reflected in the Amended Code did not relate to or result in any waiver, explicit or implicit, of any provision of the previous Joint Code of Ethics.

The foregoing description of the revisions reflected in the Amended Code is qualified in its entirety by reference to the full text of the Amended Code, a copy of which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. A copy of the Amended Code is also available on the Company’s website at www.pennantpark.com.

10b5-1 Disclosure

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.5*	Fourth Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Advisers, LLC

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

10.14

Notice of Commitment Increase Request, dated as of February 7, 2025, from PennantPark Investment Corporation to Truist Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, (File No. 814-00736), filed on February 10, 2025).

14.1*	Joint Code of Ethics of the Registrant

19.1	Insider Trading Policy (included in the Joint Code of Ethics of the Registrant) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant's Annual REport on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.2*	Report of RSM US LLP on Senior Securities Table.

99.3*	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2025 and 2024.

99.4*	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2024 and 2023.

101.INS*	Inline XBRL Instance Document

191.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 2025.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 24, 2025
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 24, 2025
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	November 24, 2025
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 24, 2025
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 24, 2025
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 24, 2025
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	November 24, 2025
José A. Briones, Jr.