Form 10-K/A
period 2025-09-30
PENNANTPARK INVESTMENT CORP
filed 2026-01-23
CIK 1383414

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2025 based on the closing price on that date of $7.03 on The New York Stock Exchange was approximately $443.6 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 65,296,094 shares of the Registrant’s common stock outstanding as of January 22, 2026 Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1, or this Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, or the Form 10-K, which was initially filed with the Securities and Exchange Commission, or the SEC, on November 24, 2025.

We are filing this Amendment to clarify that the financial information disclosed in Note 13 for JF Intermediate, LLC and AKW Holdings Limited was audited as part of RSM US LLP’s audit of the consolidated statements of assets and liabilities of the Company and its subsidiaries, including the consolidated schedules of investments, as of September 30, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements.

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

PennantPark Investment's independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2025. This report appears on page 5.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JF Intermediate, LLC:

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

AKW Holdings Limited:

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

(1)
Financial Statements—Refer to Item 8 starting on page 3.
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

10.5

Fourth Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

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

14.1	Joint Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

19.1	Insider Trading Policy (included in the Joint Code of Ethics of the Registrant) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

23.1	Consent of RSM US LLP (Incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.2	Report of RSM US LLP on Senior Securities Table (Incorporated by reference to Exhibit 99.2 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

99.3

Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2025 and 2024 (Incorporated by reference to Exhibit 99.3 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

99.4

Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2024 and 2023 (Incorporated by reference to Exhibit 99.4 to the Registrant's Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 23, 2026.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 23, 2026
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 23, 2026
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	January 23, 2026
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	January 23, 2026
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	January 23, 2026
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	January 23, 2026
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	January 23, 2026
José A. Briones, Jr.