Form 10-Q
period 2025-12-31
PENNANTPARK INVESTMENT CORP
filed 2026-02-09
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2026 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

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

ou

sands, except share data)

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2025
	(unaudited)	September 30, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$846,496 and $853,416, respectively)	$852,085	$857,415
Non-controlled, affiliated investments (amortized cost—$36,561 and $36,561, respectively)	1,751	4,891
Controlled, affiliated investments (amortized cost—$342,149 and $346,911, respectively)	364,638	424,967
Total investments (amortized cost—$1,225,206 and $1,236,888, respectively)	1,218,474	1,287,273
Cash equivalents (cost—$17,660 and $30,711, respectively)	17,660	30,711
Cash (cost—$28,091 and $21,028, respectively)	28,200	21,072
Interest receivable	5,182	5,261
Receivable for investments sold	18,915	—
Distribution receivable	4,645	4,694
Due from affiliates	81	168
Prepaid expenses and other assets	360	375
Total assets	1,293,517	1,349,554
Liabilities
Truist Credit Facility payable, at fair value (cost—$296,456 and $426,456, respectively)	295,464	425,477
2026 Notes payable (par— $150,000, unamortized deferred financing cost of $302 and $527, respectively)	149,698	149,473
2026 Notes-2 payable (par— $165,000, unamortized deferred financing cost of $853 and $1,067, respectively)	164,147	163,933
Payable for investment purchased	209,555	130,007
Interest payable on debt	2,986	6,281
Distributions payable	5,224	—
Accounts payable and accrued expenses	5,294	4,342
Base management fee payable	3,915	4,005
Incentive fee payable	—	2,086
Total liabilities	836,283	885,604
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	740,506	740,506
Accumulated deficit	(283,337)	(276,621)
Total net assets	$457,234	$463,950
Total liabilities and net assets	$1,293,517	$1,349,554
Net asset value per share	$7.00	$7.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest	$13,939	$18,767
Payment-in-kind	2,324	1,421
Dividend income	234	508
Other income	301	582
From controlled, affiliated investments:
Interest	6,271	7,255
Payment-in-kind	—	823
Dividend income	4,184	4,851
Total investment income	27,253	34,207
Expenses:
Base management fee	3,915	4,268
Incentive fee	—	2,756
Interest and expenses on debt	10,501	11,741
Administrative services expenses	450	500
General and administrative expenses	850	1,250
Expenses before provision for taxes and financing costs	15,716	20,515
Provision for taxes on net investment income	660	700
Credit facility amendment and debt issuance costs	3,885	—
Total expenses	20,261	21,215
Net investment income	6,992	12,992
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(3,860)	(2,560)
Non-controlled and controlled, affiliated investments	62,875	—
Provision for taxes on realized gain on investments	(13)	—
Net realized gain (loss) on investments and debt	59,002	(2,560)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	1,653	(4,777)
Non-controlled and controlled, affiliated investments	(58,705)	7,138
Provision for taxes on unrealized appreciation (depreciation) on investments	—	(37)
Debt appreciation (depreciation)	13	3,328
Net change in unrealized appreciation (depreciation) on investments and debt	(57,039)	5,652
Net realized and unrealized gain (loss) from investments and debt	1,963	3,092
Net increase (decrease) in net assets resulting from operations	$8,955	$16,084
Net increase (decrease) in net assets resulting from operations per common share	$0.14	$0.25
Net investment income per common share	$0.11	$0.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income	$6,992	$12,992
Net realized gain (loss) on investments and debt	59,015	(2,560)
Net change in unrealized appreciation (depreciation) on investments	(57,052)	2,361
Net change in provision for taxes on realized gain (loss) on investments	(13)	—
Net change in provision for taxes on change in unrealized appreciation (depreciation) on investments	—	(37)
Net change in unrealized appreciation (depreciation) on debt	13	3,328
Net increase (decrease) in net assets resulting from operations	8,955	16,084
Distributions to stockholders:
Distribution of net investment income	(15,671)	(15,671)
Total distributions to stockholders	(15,671)	(15,671)
Net increase (decrease) in net assets	(6,716)	413
Net assets:
Beginning of period	463,950	493,908
End of period	$457,234	$494,321

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,955	$16,084
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	57,052	(2,361)
Net change in unrealized appreciation (depreciation) on debt	(13)	(3,328)
Net realized (gain) loss on investments	(59,015)	2,560
Net accretion of discount and amortization of premium	(145)	(724)
Purchases of investments	(324,700)	(394,229)
Payment-in-kind income	(2,324)	(2,244)
Proceeds from dispositions of investments	397,951	427,065
Amortization of deferred financing costs	440	439
(Increase) or Decrease in:
Interest receivable	79	34
Receivables from investments sold	(18,916)	(47,230)
Distribution receivable	49	58
Due from affiliate	87	84
Prepaid expenses and other assets	14	55
Increase or (Decrease) in:
Due to affiliates	—	(33)
Payable for investments purchased	79,548	24,954
Interest payable on debt	(3,295)	(3,556)
Base management fee payable, net	(90)	(29)
Incentive fee payable	(2,086)	(301)
Accounts payable and accrued expenses	952	1,447
Net cash provided by (used in) operating activities	134,543	18,745
Cash flows from financing activities:
Distributions paid to stockholders	(10,447)	(15,671)
Borrowings under Truist Credit Facility	30,000	55,000
Repayments under Truist Credit Facility	(160,000)	(52,000)
Net cash provided by (used in) financing activities	(140,447)	(12,671)
Net increase (decrease) in cash and cash equivalents	(5,904)	6,074
Effect of exchange rate changes on cash	(19)	(84)
Cash and cash equivalents, beginning of period	51,783	49,861
Cash and cash equivalents, end of period	$45,860	$55,851
Supplemental disclosures:
Interest paid	$13,357	$14,858
Taxes paid	$—	$—
Non-cash exchanges and conversions	$—	$5,963
Non-cash purchases and disposition of investments	$—	$26,250

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 186.4% (1), (2)
First Lien Secured Debt - 93.9% of Net Assets
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	10/02/2023	04/21/2027	Business Services	—	—	3,479	$-	$9
ACP Avenu Buyer, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2029	Business Services	—	—	2,436	-	(6)
ACP Falcon Buyer, Inc. - Unfunded Revolver (7)	07/26/2023	08/01/2029	Business Services	—	—	2,533	-	-
Ad.net Acquisition, LLC	05/04/2021	05/07/2026	Media	9.93%	3M SOFR+626	96	96	96
Ad.net Acquisition, LLC - Unfunded Revolver (7)	05/04/2021	05/07/2026	Media	—	—	444	-	-
Adweek Purchaser, LLC	05/31/2024	05/31/2027	Printing and Publishing	10.67%	3M SOFR+700	2,100	2,078	2,100
Adweek Purchaser, LLC - Unfunded Term Loan (7)	05/31/2024	05/31/2027	Printing and Publishing	—	—	300	-	5
Aechelon Technology, Inc. - Unfunded Revolver (7)	08/16/2024	08/16/2029	Aerospace and Defense	—	—	2,724	-	-
AFC Dell Holding Corp.	12/12/2023	04/09/2027	Distribution	8.84%	3M SOFR+500	214	214	214
AFC Dell Holding Corp. - Unfunded Term Loan (7)	12/12/2023	04/09/2027	Distribution	—	—	4,281	-	-
AFC Dell Holding Corp. - Unfunded Revolver (7)	12/12/2023	10/09/2028	Distribution	—	—	1,243	-	-
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (7)	05/21/2019	06/30/2026	Media	—	—	1,612	-	-
Aphix Buyer, Inc	07/17/2025	07/17/2031	Business Services	8.48%	3M SOFR+475	6,129	6,091	6,129
Aphix Buyer, Inc - Unfunded Term Loan (7)	07/17/2025	07/16/2027	Business Services	—	—	9,172	-	57
Aphix Buyer, Inc - Unfunded Revolver (7)	07/17/2025	07/17/2031	Business Services	—	—	2,389	-	-
APT OPCO, LLC - Unfunded Term Loan (7)	09/29/2025	09/30/2027	Healthcare, Education and Childcare	—	—	1,228	-	(8)
APT OPCO, LLC - Unfunded Revolver (7)	09/29/2025	09/30/2031	Healthcare, Education and Childcare	—	—	1,228	-	(15)
Arcfield Acquisition Corp. - Unfunded Revolver (7)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	2,085	-	(10)
Archer Lewis, LLC	08/28/2024	08/28/2029	Healthcare, Education and Childcare	9.42%	3M SOFR+575	1,485	1,471	1,485
Archer Lewis, LLC - Unfunded Term Loan (7)	08/28/2024	08/28/2026	Healthcare, Education and Childcare	—	—	5,329	-	53
Archer Lewis, LLC - Funded Revolver	08/28/2024	08/28/2029	Healthcare, Education and Childcare	9.42%	3M SOFR+575	1,304	1,304	1,304
Argano, LLC.	09/13/2024	09/13/2029	Business Services	9.23%	3M SOFR+550	7,426	7,357	7,501
Argano, LLC - Unfunded Revolver (7)	09/13/2024	09/13/2029	Business Services	—	—	794	-	-
Azureon, LLC	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.44%	3M SOFR+575	12,303	12,189	11,811
Azureon, LLC - Unfunded Term Loan (7)	06/26/2024	11/26/2027	Diversified Conglomerate Service	—	—	6,067	-	(197)
Azureon, LLC - Funded Revolver	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.44%	3M SOFR+575	485	485	465
Azureon, LLC - Unfunded Revolver (7)	06/26/2024	06/26/2029	Diversified Conglomerate Service	—	—	1,212	-	(48)
Beacon Behavioral Support Service, LLC	06/21/2024	06/21/2029	Healthcare, Education and Childcare	9.17%	3M SOFR+550	891	883	891
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (7)	06/21/2024	12/13/2026	Healthcare, Education and Childcare	—	—	2,945	-	29
Beacon Behavioral Support Service, LLC - Unfunded Term Loan - 3rd Amendment (7)	06/21/2024	06/21/2027	Healthcare, Education and Childcare	—	—	12,627	-	126
Beacon Behavioral Support Service, LLC - Unfunded Revolver (7)	06/21/2024	06/21/2029	Healthcare, Education and Childcare	—	—	1,042	-	-
Berwick Industrial Park	04/26/2022	05/02/2026	Buildings and Real Estate	13.00%	—	4,000	4,016	3,980
Best Practice Associates, LLC - Unfunded Revolver (7)	11/07/2024	11/08/2029	Aerospace and Defense	—	—	1,929	-	(14)
Beta Plus Technologies, Inc.	06/28/2022	07/02/2029	Business Services	9.42%	3M SOFR+575	10,616	10,488	10,510
Big Top Holdings, LLC - Unfunded Revolver (7)	02/29/2024	02/28/2030	Manufacturing/Basic Industry	—	—	1,155	-	-
BioDerm, Inc. - Funded Revolver	01/30/2023	01/31/2028	Healthcare, Education and Childcare	10.36%	3M SOFR+650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	06/27/2022	09/17/2026	Distribution	9.07%	3M SOFR+540	1,264	1,261	1,239
Blackhawk Industrial Distribution, Inc. - Funded Revolver	06/27/2022	09/17/2026	Distribution	9.07%	3M SOFR+540	2,428	2,428	2,380
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	06/27/2022	09/17/2026	Distribution	—	—	2,428	-	(49)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.17%	3M SOFR+450	2,243	2,227	2,243
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2024	11/20/2026	Business Services	—	—	7,514	-	56
BLC Holding Company, Inc. - Unfunded Revolver (7)	11/20/2024	11/20/2030	Business Services	—	—	3,005	-	-
Blue Cloud Pediatric Surgery Centers, LLC	08/12/2025	01/21/2031	Healthcare Providers & Services	8.72%	3M SOFR+500	524	518	518
Blue Cloud Pediatric Surgery Centers, LLC - Unfunded Term Loan (7)	08/12/2025	07/30/2027	Healthcare Providers & Services	—	—	2,234	-	-
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2024	12/27/2030	Conglomerate Manufacturing	—	—	1,306	-	-
By Light Professional IT Services, LLC	07/15/2025	07/15/2031	Business Services	9.22%	3M SOFR+550	2,500	2,481	2,475
By Light Professional IT Services, LLC - Unfunded Revolver (7)	07/15/2025	07/15/2031	Business Services	—	—	988	-	(10)
Capital Construction, LLC	06/30/2025	10/22/2026	Consumer Services	9.89%	3M SOFR+590	5,599	5,571	5,529
Carisk Buyer, Inc. - Unfunded Term Loan (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	84
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	23
Carisk Buyer, Inc. - Unfunded Revolver (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Carnegie Dartlet, LLC	02/07/2024	02/07/2030	Education	9.22%	3M SOFR+550	2,320	2,299	2,297
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/07/2024	02/09/2026	Education	—	—	7,680	-	-
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2024	02/07/2030	Education	—	—	3,339	-	(33)
Cartessa Aesthetics, LLC	06/01/2022	06/14/2028	Distribution	9.67%	3M SOFR+600	23,433	23,209	23,433
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/01/2022	06/14/2028	Distribution	—	—	3,563	-	-
Case Works, LLC	10/01/2024	10/01/2029	Business Services	9.09%	3M SOFR+525	850	843	835
Case Works, LLC - Funded Revolver	10/01/2024	10/01/2029	Business Services	8.94%	3M SOFR+525	1,095	1,095	1,076
Case Works, LLC - Unfunded Revolver (7)	10/01/2024	10/01/2029	Business Services	—	—	793	-	(13)
CF512, Inc. - Funded Revolver	08/17/2021	08/20/2026	Media	9.74%	3M SOFR+602	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/17/2021	08/20/2026	Media	—	—	827	-	(8)
CJX Borrower, LLC	07/08/2021	07/13/2027	Media	9.70%	3M SOFR+576	358	340	358
CJX Borrower, LLC - Unfunded Term Loan (7)	07/08/2021	07/13/2027	Media	—	—	112	-	21
CJX Borrower, LLC - Funded Revolver	07/08/2021	07/13/2027	Media	9.70%	3M SOFR+576	818	818	818
CJX Borrower, LLC - Unfunded Revolver (7)	07/08/2021	07/13/2027	Media	—	—	1,057	-	-
Cornerstone Advisors of Arizona, LLC	05/13/2025	05/13/2032	Consulting Services	8.42%	3M SOFR+475	30	30	30
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2025	05/13/2032	Consulting Services	—	—	797	$-	$(4)
Commercial Fire Protection Holdings, LLC	09/23/2024	09/23/2030	Business Services	8.17%	3M SOFR+450	1,873	1,860	1,873
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2024	09/23/2026	Business Services	—	—	4,756	-	36
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2024	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Unfunded Revolver (7)	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	-	(3)
C5MI Acquisition, LLC - Funded Revolver	07/31/2024	07/31/2029	Business Services	9.70%	3M SOFR+600	1,653	1,653	1,653
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2024	07/31/2029	Business Services	—	—	2,480	-	-
DRS Holdings III, Inc.	11/01/2019	11/01/2028	Consumer Products	8.97%	3M SOFR+525	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/01/2019	11/01/2028	Consumer Products	—	—	608	-	-
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2024	09/30/2026	Marketing Services	—	—	2,042	-	20
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2024	09/30/2030	Marketing Services	—	—	2,561	-	-
DX Electric Company, LLC - Unfunded Revolver (7)	10/01/2025	10/01/2031	Electronics	—	—	1,257	-	(9)
Dynata, LLC - Last-Out Term Loan	07/15/2024	10/16/2028	Business Services	9.64%	3M SOFR+576	83	83	50
EDS Buyer, LLC - Unfunded Revolver (7)	12/19/2022	01/10/2029	Aerospace and Defense	—	—	1,915	-	5
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare, Education and Childcare	8.72%	3M SOFR+500	654	654	654
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/18/2024	10/19/2026	Healthcare, Education and Childcare	—	—	1,530	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2024	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	07/11/2024	08/20/2029	Business Services	8.18%	3M SOFR+451	3,391	3,073	2,871
ETE Intermediate II, LLC	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	8.72%	3M SOFR+500	550	547	550
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	—	—	2,429	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/10/2022	03/15/2027	Business Services	10.07%	3M SOFR+635	23,815	23,701	23,696
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/10/2022	03/15/2027	Business Services	—	—	1,856	-	(9)
Express Wash Intermediate, LLC	07/14/2022	04/10/2031	Auto Sector	10.18%	3M SOFR+625	9,950	9,903	9,502
Express Wash Intermediate, LLC - Unfunded Revolver (7)	07/14/2022	04/10/2031	Auto Sector	—	—	609	-	(27)
First Medical MSO, LLC	06/13/2025	06/13/2031	Healthcare, Education and Childcare	9.43%	3M SOFR+575	4,658	4,613	4,611
First Medical MSO, LLC - Unfunded Term Loan (7)	06/13/2025	06/13/2027	Healthcare, Education and Childcare	—	—	2,820	-	-
First Medical MSO, LLC - Unfunded Revolver (7)	06/13/2025	06/13/2031	Healthcare, Education and Childcare	—	—	600	-	(6)
Five Star Buyer, Inc.	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.98%	3M SOFR+925	196	196	191
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	-	(9)
Gauge ETE Blocker, LLC	05/24/2023	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	285	285	285
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	6,272	-	63
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	-	-
Graffiti Buyer, Inc.	10/25/2022	08/10/2027	Distribution	9.33%	3M SOFR+560	244	243	239
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	10/25/2022	08/10/2027	Distribution	—	—	831	-	(12)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Graffiti Buyer, Inc. - Unfunded Revolver (7)	10/25/2022	08/10/2027	Distribution	—	—	769	-	(17)
Halo Buyer, Inc.	07/18/2018	08/07/2029	Consumer Products	9.72%	3M SOFR+600	16,873	16,721	16,873
Halo Buyer, Inc. - Funded Revolver	07/18/2018	08/07/2029	Consumer Products	9.72%	3M SOFR+600	967	967	967
Halo Buyer, Inc. - Unfunded Revolver (7)	07/18/2018	08/07/2029	Consumer Products	—	—	1,731	-	-
Hancock Roofing and Construction, LLC	05/05/2022	12/31/2026	Insurance	9.32%	3M SOFR+560	750	750	713
Harris & Co, LLC	08/09/2024	08/09/2030	Financial Services	8.72%	3M SOFR+500	14,123	14,002	14,017
Harris & Co, LLC - Unfunded Term Loan B (7)	08/09/2024	02/09/2026	Financial Services	—	—	511	-	1
Harris & Co, LLC - Unfunded Term Loan C (7)	08/09/2024	08/18/2027	Financial Services	—	—	10,226	-	13
Harris & Co, LLC - Funded Revolver	08/09/2024	08/09/2030	Financial Services	8.72%	3M SOFR+500	601	601	596
Harris & Co, LLC - Unfunded Revolver (7)	08/09/2024	08/09/2030	Financial Services	—	—	2,404	-	(18)
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/02/2023	12/05/2027	Distribution	—	—	9,314	-	(47)
HV Watterson Holdings, LLC (10)	06/13/2022	12/17/2026	Business Services	—	—	286	285	91
HV Watterson Holdings, LLC - Funded Revolver (10)	06/13/2022	12/17/2026	Business Services	—	—	1,250	1,250	397
HV Watterson Holdings, LLC - Unfunded Revolver (7), (10)	06/13/2022	12/17/2026	Business Services	—	—	—	-	-
HW Holdco, LLC - Unfunded Revolver (7)	10/11/2019	05/11/2026	Media	—	—	3,387	-	-
IG Investments Holdings, LLC	07/11/2022	09/22/2028	Business Services	8.84%	3M SOFR+500	104	103	103
IG Investments Holdings, LLC - Unfunded Revolver (7)	07/11/2022	09/22/2028	Business Services	—	—	722	-	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (7)	11/04/2021	11/16/2027	Business Services	—	—	1,685	-	-
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2025	03/21/2027	Business Services	—	—	4,686	-	23
Impact Advisors, LLC - Unfunded Revolver (7)	03/21/2025	03/19/2032	Business Services	—	—	937	-	-
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	9.67%	3M SOFR+600	8,952	8,868	8,952
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	9.67%	3M SOFR+600	CAD 2,605	1,884	1,901
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/21/2022	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	45
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,292	$-	$-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2024	12/17/2026	Business Services	—	—	1,900	-	-
Inovex Information Systems Incorporated - Funded Revolver	12/17/2024	12/17/2030	Business Services	11.25%	3M SOFR+425	1,829	1,829	1,829
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2024	12/17/2030	Business Services	—	—	546	-	-
Inventus Power, Inc. - Unfunded Revolver (7)	03/24/2021	01/15/2026	Electronics	—	—	1,729	-	-
Kinetic Purchaser, LLC	07/08/2022	11/10/2027	Consumer Products	9.82%	3M SOFR+615	3,099	3,049	2,518
Kinetic Purchaser, LLC - Funded Revolver	07/08/2022	11/10/2026	Consumer Products	9.82%	3M SOFR+615	3,070	3,070	2,494
Kinetic Purchaser, LLC - Unfunded Revolver (7)	07/08/2022	11/10/2026	Consumer Products	—	—	1,784	-	(334)
Lash OpCo, LLC	08/16/2021	02/18/2027	Consumer Products	8.94%	3M SOFR+510	3,095	3,081	3,018
				(PIK 5.10%)
Lash OpCo, LLC - Funded Revolver	08/16/2021	08/16/2026	Consumer Products	8.94%	3M SOFR+510	251	251	244
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2021	08/16/2026	Consumer Products	—	—	2,898	-	(72)
LAV Gear Holdings, Inc.	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 9.650%	3M SOFR+594	327	324	398
LAV Gear Holdings, Inc. - Incremental Term Loan	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 9.650%	3M SOFR+595	1,033	1,033	1,033
LAV Gear Holdings, Inc. - Unfunded Revolver (7)	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	—	—	149	-	-
Ledge Lounger, Inc.	11/04/2021	11/09/2026	Consumer Products	11.32%	3M SOFR+765	9,548	9,509	7,686
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/04/2021	11/09/2026	Consumer Products	11.32%	3M SOFR+765	1,720	1,720	1,384
				(PIK 1.00%)
Lightspeed Buyer, Inc.	02/03/2020	02/03/2027	Healthcare, Education and Childcare	8.47%	3M SOFR+475	2,006	2,006	2,006
Lightspeed Buyer, Inc. - Unfunded Revolver (7)	02/03/2020	02/03/2027	Healthcare, Education and Childcare	—	—	1,166	-	-
LJ Avalon Holdings, LLC	01/18/2023	02/01/2030	Environmental Services	8.29%	3M SOFR+450	558	556	558
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	01/18/2023	02/08/2027	Environmental Services	—	—	2,624	-	13
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/18/2023	02/01/2029	Environmental Services	—	—	1,498	-	-
Loving Tan Intermediate II, Inc.	05/25/2023	05/31/2028	Consumer Products	8.67%	3M SOFR+500	7,849	7,777	7,810
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	05/25/2023	12/31/2026	Consumer Products	—	—	1,187	-	6
Loving Tan Intermediate II, Inc. - Unfunded Term Loan - 2nd Amendment (7)	05/25/2023	12/31/2026	Consumer Products	—	—	1,711	-	-
Loving Tan Intermediate II, Inc. - Funded Revolver	05/25/2023	05/31/2028	Consumer Products	8.69%	3M SOFR+500	413	413	411
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/25/2023	05/31/2028	Consumer Products	—	—	965	-	(5)
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	8.92%	3M SOFR+525	4,349	4,307	4,349
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	8.99%	3M SOFR+525	692	692	692
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2024	12/19/2030	Media	—	—	1,485	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
MBS Holdings, Inc.	04/14/2021	04/16/2027	Telecommunications	8.92%	3M SOFR+510	267	266	267
MBS Holdings, Inc. - Unfunded Revolver (7)	04/14/2021	04/16/2027	Telecommunications	—	—	694	-	-
MDI Buyer, Inc. - Funded Revolver	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	10.25%	3M SOFR+350	1,550	1,550	1,550
MDI Buyer, Inc. - Unfunded Revolver (7)	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	—	—	677	-	-
Meadowlark Acquirer, LLC	12/09/2021	12/10/2027	Business Services	9.32%	3M SOFR+565	1,898	1,889	1,898
Meadowlark Acquirer, LLC - Funded Revolver	12/09/2021	12/10/2027	Business Services	9.32%	3M SOFR+565	337	337	337
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/09/2021	12/10/2027	Business Services	—	—	1,348	-	-
Medina Health, LLC - Unfunded Revolver (7)	10/16/2023	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	-
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Electronics	—	—	1,857	-	-
MES Intermediate, Inc.	09/23/2021	10/01/2027	Distribution	8.62%	3M SOFR+475	2,327	2,316	2,327
MES Intermediate, Inc. - Funded Revolver	09/23/2021	10/01/2027	Distribution	11.50%	3M SOFR+400	470	470	470
MES Intermediate, Inc. - Unfunded Revolver (7)	09/23/2021	10/01/2027	Distribution	—	—	1,447	-	-
Mineola 212, LLC	06/24/2024	01/31/2026	Buildings and Real Estate	14.00%	—	3,500	3,503	3,528
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/09/2024	01/16/2026	Business Services	—	—	6,124	-	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/09/2024	01/16/2030	Business Services	—	—	3,675	-	-
NBH Group, LLC - Unfunded Revolver (7)	08/16/2021	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	-
NORA Acquisition, LLC - Funded Revolver	08/22/2023	08/31/2029	Healthcare, Education and Childcare	10.02%	3M SOFR+635	1,218	1,218	1,182
NORA Acquisition, LLC - Unfunded Revolver (7)	08/22/2023	08/31/2029	Healthcare, Education and Childcare	—	—	1,489	-	(45)
North American Rail Solutions, LLC	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.42%	3M SOFR+475	14,380	14,308	14,308
North American Rail Solutions, LLC - Unfunded Term Loan (7)	08/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	2,263	-	-
North American Rail Solutions, LLC - Funded Revolver	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.47%	3M SOFR+475	543	543	540
North American Rail Solutions, LLC - Unfunded Revolver (7)	08/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	2,625	-	(13)
NP Riverhead Industrial, LLC	05/24/2024	01/31/2026	Buildings and Real Estate	15.50%	—	5,000	5,004	5,038
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Conglomerate Service	8.92%	3M SOFR+525	1,783	1,767	1,760
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	12/29/2023	09/30/2026	Diversified Conglomerate Service	—	—	3,807	-	(14)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Conglomerate Service	8.97%	3M SOFR+525	1,120	1,120	1,106
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/29/2023	12/31/2029	Diversified Conglomerate Service	—	—	980	-	(12)
ORL Acquisition, Inc.	09/01/2021	09/03/2027	Business Services	13.07%	3M SOFR+940	4,530	4,504	3,534
				(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (7)	09/01/2021	09/03/2027	Business Services	—	—	149	-	(33)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.42%	3M SOFR+575	6,370	6,288	6,039
OSP Embedded Purchaser, LLC - Funded Revolver	12/11/2023	12/17/2029	Aerospace and Defense	11.40%	3M SOFR+465	148	148	140
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	1,330	$-	$(69)
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2028	Business Services	—	—	1,373	-	(33)
PAR Excellence Holdings, Inc.	09/03/2024	09/03/2030	Healthcare, Education and Childcare	8.74%	3M SOFR+500	11,910	11,804	11,702
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2024	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(47)
Paving Lessor Corp. - Unfunded Term Loan (7)	07/01/2025	07/01/2027	Business Services	—	—	3,291	-	8
Paving Lessor Corp. - Unfunded Revolver (7)	07/01/2025	07/01/2031	Business Services	—	—	2,194	-	(11)
PCS MIDCO, Inc.	03/01/2024	03/01/2030	Financial Services	9.42%	3M SOFR+575	2,316	2,298	2,328
PCS MIDCO, Inc. - Unfunded Term Loan (7)	03/01/2024	03/02/2026	Financial Services	—	—	2,078	-	31
PCS MIDCO, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Financial Services	—	—	1,762	-	9
PD Tri-State Holdco, LLC - Unfunded Term Loan (7)	10/14/2025	10/14/2027	Diversified Consumer Services	—	—	4,140	-	11
PD Tri-State Holdco, LLC - Unfunded Revolver (7)	10/14/2025	10/14/2030	Diversified Consumer Services	—	—	276	-	(2)
Peninsula Pacific Entertainment	08/15/2025	08/22/2032	Gaming	8.42%	3M SOFR+475	5,251	5,199	5,264
Peninsula Pacific Entertainment - Unfunded Term Loan (7)	08/15/2025	08/25/2027	Gaming	—	—	1,231	-	9
Pink Lily Holdco, LLC - Funded Revolver (10)	11/05/2021	11/09/2027	Retail	—	—	863	863	108
Pink Lily Holdco, LLC - Unfunded Revolver (7), (10)	11/05/2021	11/09/2027	Retail	—	—	755	-	(661)
PN Buyer, Inc. - Unfunded Term Loan (7)	07/31/2025	07/31/2027	Business Services	—	—	2,591	-	-
PN Buyer, Inc. - Funded Revolver	07/31/2025	07/31/2031	Business Services	8.17%	3M SOFR+450	405	405	403
PN Buyer, Inc. - Unfunded Revolver (7)	07/31/2025	07/31/2031	Business Services	—	—	243	-	(1)
Podean Buyer, Inc.	08/04/2025	08/04/2031	Marketing Services	9.66%	3M SOFR+600	4,020	3,980	3,980
Podean Buyer, Inc. - Unfunded Revolver (7)	08/04/2025	08/04/2031	Marketing Services	—	—	796	-	(8)
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2024	12/31/2026	Business Services	—	—	554	-	11
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2024	12/31/2030	Business Services	—	—	923	-	9
Puget Collision, LLC	10/03/2025	10/03/2031	Auto Sector	8.43%	3M SOFR+475	18,144	18,031	18,031
Puget Collision, LLC - Unfunded Term Loan (7)	10/03/2025	10/03/2027	Auto Sector	—	—	24,766	-	-
Puget Collision, LLC - Funded Revolver	10/03/2025	10/03/2031	Auto Sector	8.42%	3M SOFR+475	609	609	605
Puget Collision, LLC - Unfunded Revolver (7)	10/03/2025	10/03/2031	Auto Sector	—	—	3,451	-	(22)
Radius Aerospace, Inc. - Funded Revolver	11/14/2022	03/29/2027	Aerospace and Defense	9.82%	3M SOFR+615	781	781	765
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Radius Aerospace, Inc. - Unfunded Revolver (7)	11/14/2022	03/29/2027	Aerospace and Defense	—	—	1,448	-	(29)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	09/27/2021	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Unfunded Revolver (7)	09/27/2021	06/20/2029	Healthcare, Education and Childcare	—	—	2,675	-	-
Recteq, LLC - Funded Revolver	01/27/2021	01/29/2026	Consumer Products	9.84%	3M SOFR+625	507	507	507
Recteq, LLC - Unfunded Revolver (7)	01/27/2021	01/29/2026	Consumer Products	—	—	620	-	-
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/19/2019	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Funded Revolver	01/16/2025	01/17/2031	Healthcare Providers & Services	8.17%	3M SOFR+450	1,258	1,258	1,258
Ro Health, LLC - Unfunded Revolver (7)	01/16/2025	01/17/2031	Healthcare Providers & Services	—	—	2,935	-	-
Rosco Parent, LLC	09/12/2025	09/12/2031	Business Services	8.42%	3M SOFR+475	4,987	4,952	4,950
Rosco Parent, LLC - Funded Revolver	10/03/2025	09/12/2031	Business Services	8.42%	3M SOFR+475	346	346	344
Rosco Parent, LLC - Unfunded Revolver (7)	09/12/2025	09/12/2031	Business Services	—	—	986	-	(7)
Route 66 Development	01/28/2025	01/24/2031	Gaming	12.72%	3M SOFR+900	18,000	17,659	17,910
RRA Corporate, LLC	08/15/2024	08/15/2029	Business Services	8.92%	3M SOFR+525	6,819	6,754	6,608
RRA Corporate, LLC - Unfunded Term Loan (7)	08/15/2024	08/17/2026	Business Services	—	—	3,337	-	(70)
RRA Corporate, LLC - Funded Revolver	08/15/2024	08/15/2029	Business Services	8.92%	3M SOFR+525	1,999	1,999	1,937
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2024	08/15/2029	Business Services	—	—	1,149	-	(36)
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2024	05/03/2029	Consumer Products	—	—	5,422	-	(54)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/08/2023	06/15/2029	Business Services	9.42%	3M SOFR+575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/08/2023	06/15/2029	Business Services	—	—	373	-	(37)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.67%	3M SOFR+600	10,302	10,199	10,302
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2024	10/31/2030	Government Services	—	—	1,684	-	-
Safe Haven Defense US, LLC	05/23/2024	05/23/2029	Building Materials	9.19%	3M SOFR+550	3,908	3,863	3,810
Safe Haven Defense US, LLC - Funded Revolver	05/23/2024	05/23/2029	Building Materials	11.25%	3M SOFR+450	334	334	326
Safe Haven Defense US, LLC - Unfunded Revolver (7)	05/23/2024	05/23/2029	Building Materials	—	—	780	-	(19)
Sales Benchmark Index, LLC - Funded Revolver	05/29/2020	07/07/2026	Business Services	9.87%	3M SOFR+620	244	244	244
Sales Benchmark Index, LLC - Unfunded Revolver (7)	05/29/2020	07/07/2026	Business Services	—	—	366	-	-
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2024	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, Inc.	07/02/2019	03/31/2027	Business Services	9.82%	3M SOFR+610	2,638	2,632	2,506
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/02/2019	03/31/2027	Business Services	9.82%	3M SOFR+610	34	34	33
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/02/2019	03/31/2027	Business Services	—	—	5	-	-
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Conglomerate Service	8.92%	3M SOFR+525	2,787	2,764	2,659
Seacoast Service Partners NA, LLC - Unfunded Term Loan (7)	12/20/2024	12/21/2026	Diversified Conglomerate Service	—	—	2,615	-	(97)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Conglomerate Service	8.92%	3M SOFR+525	718	718	685
Seacoast Service Partners NA, LLC - Unfunded Revolver (7)	12/20/2024	12/20/2029	Diversified Conglomerate Service	—	—	637	-	(29)
Seaway Buyer, LLC	06/08/2022	06/13/2029	Chemicals, Plastics and Rubber	9.82%	3M SOFR+615	4,644	4,603	4,435
Seaway Buyer, LLC - Funded Revolver	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	9.82%	3M SOFR+615	2,918	2,918	2,787
Seaway Buyer, LLC - Unfunded Revolver (7)	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	—	—	208	-	(9)
Shiftkey, LLC	06/17/2022	06/21/2027	Business Services	9.68%	3M SOFR+601	16,570	16,507	15,932
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	Telecommunications	10.62%	3M SOFR+690	11,599	11,387	11,483
Sigma Defense Systems, LLC - Unfunded Term Loan (7)	11/30/2021	12/20/2027	Telecommunications	—	—	4,250	-	-
Sigma Defense Systems, LLC - Unfunded Revolver (7)	11/30/2021	12/20/2027	Telecommunications	—	—	3,685	-	(37)
Spendmend Holdings, LLC	02/25/2022	03/01/2028	Business Services	8.82%	3M SOFR+515	383	381	383
Spendmend Holdings, LLC - Unfunded Term Loan (7)	02/25/2022	11/25/2026	Business Services	—	—	1,050	-	5
Spendmend Holdings, LLC - Funded Revolver	02/25/2022	03/01/2028	Business Services	8.82%	3M SOFR+515	234	234	234
Spendmend Holdings, LLC - Unfunded Revolver (7)	02/25/2022	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC - First Out New Money Term Loans (10)	10/03/2024	10/03/2029	Transportation	—	—	4,356	4,157	3,703
STG Distribution, LLC - Second Out Term Loans (10)	10/03/2024	10/03/2029	Transportation	—	—	10,066	5,654	755
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	8.42%	3M SOFR+475	9,465	$9,417	$9,437
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	589	-	1
System Planning and Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	11.00%	3M SOFR+375	1,747	1,747	1,741
System Planning and Analysis, Inc. - Unfunded Revolver (7)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	2,969	-	(9)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2024	01/23/2029	Media	10.17%	3M SOFR+650	8,843	8,738	8,710
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2024	01/23/2029	Media	12.75%	3M SOFR+550	828	828	816

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2024	01/23/2029	Media	—	—	897	-	(13)
The Bluebird Group, LLC - Unfunded Revolver (7)	07/22/2021	07/28/2026	Business Services	—	—	734	-	-
The Vertex Companies, LLC	08/25/2021	08/31/2028	Business Services	8.84%	3M SOFR+500	6,622	6,577	6,586
The Vertex Companies, LLC - Funded Revolver	08/25/2021	08/31/2028	Business Services	8.87%	3M SOFR+510	1,191	1,191	1,183
The Vertex Companies, LLC - Unfunded Revolver (7)	08/25/2021	08/31/2028	Business Services	—	—	2,778	-	(17)
TMII Enterprises, LLC - Unfunded Revolver (7)	12/19/2022	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
TransGo, LLC - Unfunded Revolver (7)	12/29/2023	12/29/2028	Machinery	—	—	2,775	-	-
Walker Edison Furniture Company, LLC - New Money DIP	03/01/2023	03/01/2029	Home and Office Furnishings, Housewares and Durable Consumer Products	10.00%	—	324	324	337
Walker Edison Furniture Company, LLC - Unfunded Term Loan (7)	03/01/2023	03/01/2029	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	462	-	14
Wash & Wax Systems, LLC	10/20/2021	04/30/2028	Auto Sector	PIK 9.34%	3M SOFR+550	1,204	1,222	1,228
Wash & Wax Systems, LLC - Funded Revolver	10/20/2021	04/30/2028	Auto Sector	9.19%	3M SOFR+550	419	419	419
Wash & Wax Systems, LLC - Unfunded Revolver (7)	10/20/2021	04/30/2028	Auto Sector	—	—	210	-	-
Watchtower Buyer, LLC. - Funded Revolver	11/29/2023	12/03/2029	Electronics	9.69%	3M SOFR+600	1,050	1,051	1,050
Watchtower Buyer, LLC. - Unfunded Revolver (7)	11/29/2023	12/03/2029	Electronics	—	—	5,250	-	-
Total First Lien Secured Debt							444,112	429,494
Second Lien Secured Debt - 4.0% of Net Assets
Burgess Point Purchaser Corporation	07/26/2022	07/28/2030	Auto Sector	12.94%	3M SOFR+910	8,000	7,758	8,000
ENC Parent Corporation	08/06/2021	08/19/2029	Business Services	11.43%	3M SOFR+776	7,500	7,455	6,825
TEAM Services Group, LLC	04/26/2024	12/18/2028	Healthcare, Education and Childcare	13.10%	3M SOFR+926	3,429	3,426	3,411
Total Second Lien Secured Debt							18,639	18,236
Subordinate Debt/Corporate Notes - 9.3% of Net Assets
Beacon Behavioral Holdings, LLC	06/21/2024	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	6,176	6,116	6,176
Gauge Schlesinger Coinvest, LLC	07/02/2019	09/30/2027	Business Services	12.92%	3M SOFR+860	1	1	3
Northwinds Topco, Inc.	08/16/2024	10/30/2029	Consumer Services	PIK 15.00%	—	12,358	12,272	12,296
Northwinds Topco, Inc. - Unfunded Term Loan (7)	08/16/2024	10/30/2029	Consumer Services	—	—	3,500	-	(18)
ORL Holdco, Inc. - Convertible Notes	08/02/2024	03/08/2028	Business Services	—	—	6	6	-
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	08/02/2024	03/08/2028	Business Services	—	—	6	-	(6)
OSP Embedded Aggregator, LP - Convertible Note	11/06/2024	05/08/2030	Aerospace and Defense	12.00%	—	24	237	272
StoicLane, Inc. - Convertible Notes	08/15/2024	08/16/2027	Healthcare, Education and Childcare	12.00%	—	1,223	1,223	1,437
United Land Services Intermediate Parent Holdings, LLC	07/12/2024	12/23/2026	Environmental Services	PIK 14.75%	—	21,339	21,074	21,339
Wash & Wax Systems, LLC	10/20/2021	07/30/2028	Auto Sector	PIK 12.00%	—	836	837	837
Total Subordinate Debt							41,766	42,336
Preferred Equity/Partnership Interests - 4.6% of Net Assets (6)
Accounting Platform Blocker, Inc.	08/09/2024		Financial Services		—	356,200	356	356
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,662	266	178
AFC Acquisitions, Inc. (F-2 Series) (9)	12/07/2023		Distribution		—	490	749	686
AFC Acquisitions, Inc. (G-2 Series) (9)	12/07/2023		Distribution		—	11	18	16
AFC Acquisitions, Inc. (H-2 Series) (9)	12/07/2023		Distribution		—	6	12	11
AFC Acquisitions, Inc. (I-2 Series) (9)	12/07/2023		Distribution		—	6	12	9
AFC Acquisitions, Inc. (J-2 Series) (9)	12/07/2023		Distribution		—	10	20	16
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	1,135	1,237
BioDerm Holdings, LP	01/30/2023		Healthcare, Education and Childcare		—	1,312	1,312	1,313
Cartessa Aesthetics, LLC (9)	06/01/2022		Distribution		—	3,562,500	3,563	10,688
Connatix Parent, LLC	07/08/2021		Media		—	7,967	8	10
Consello Pacific Aggregator, LLC (9)	10/02/2023		Business Services		—	782,891	743	540
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	104,000	104	108
Gauge Schlesinger Coinvest, LLC - Class A-2	05/24/2023		Business Services		—	1	1	-
EvAL Home Health Solutions, LLC (9)	05/10/2024		Healthcare, Education and Childcare		—	272,771	453	406
Five Star Parent Holdings, LLC - Class P	07/09/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	384	38	107
Hancock Claims Consultants Investors, LLC - Class A (9)	04/30/2024		Insurance		—	116,588	76	-
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	52,353	52	52
Imagine Topco, LP Preferred	11/04/2021		Business Services	8.00%	—	743,826	744	1,044
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545	1,544	193
Magnolia Topco, LP - Class A-1 (9)	07/25/2023		Auto Sector		—	530	530	1,060
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,018	643	-
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	5,349	535	601
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	422	422	308
ORL Holdco, Inc.	09/01/2021		Business Services		—	575	57	-
PL Acquisitionco, LLC (9)	05/31/2023		Retail		—	73	73	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services		—	287	287	293
RTIC Parent Holdings, LLC - Class A-1 (9)	05/03/2024		Consumer Products		—	5	5	-
RTIC Parent Holdings, LLC - Class C (9)	05/03/2024		Consumer Products		—	10,624	700	1,497
RTIC Parent Holdings, LLC - Class D (9)	05/03/2024		Consumer Products		—	11,276	113	160
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	331,229	81	-
SP L2 Holdings, LLC - Unfunded (7)	11/04/2021		Consumer Products		—	189,274	-	(46)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
TPC Holding Company, LP	12/04/2019		Food		—	219	219	239
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	33	$33	$49
Total Preferred Equity/Partnership Interests							14,904	21,131
Common Equity/Partnership Interests/Warrants - 28.7% of Net Assets (6)
A1 Garage Equity, LLC (9)	12/19/2022		Personal, Food and Miscellaneous Services		—	2,193,038	2,193	4,953
ACP Big Top Holdings, LP	02/29/2024		Manufacturing/Basic Industry		—	773,800	744	1,356
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,958	30	-
Aechelon InvestCo, LP	08/16/2024		Aerospace and Defense		—	10,684	1,068	2,930
Aechelon InvestCo, LP - Unfunded (7)	08/16/2024		Aerospace and Defense		—	11,940	-	-
Aftermarket Drivetrain Products Holdings, LLC	12/29/2023		Machinery		—	1,645	1,645	2,824
AG Investco, LP (9)	11/05/2018		Business Services		—	8,052	805	64
AG Investco, LP - Unfunded (7), (9)	11/05/2018		Business Services		—	1,948	-	(179)
Altamira Intermediate Company II, Inc.	07/23/2019		Aerospace and Defense		—	125,000	125	115
AMCSI Crash Co-Invest, LP	07/28/2022		Auto Sector		—	24,898	2,490	3,325
AMCSI Crash Co-Invest, LP - Unfunded (7)	07/28/2022		Auto Sector		—	5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	-	-
APT Holdings, LLC (9)	09/29/2025		Healthcare, Education and Childcare		—	384,799	519	567
Athletico Holdings, LLC (9)	02/04/2022		Healthcare, Education and Childcare		—	9,357	10,000	7,093
Azureon, LLC (9)	06/26/2024		Diversified Conglomerate Service		—	508,238	508	371
BioDerm, Inc.	09/09/2024		Healthcare, Education and Childcare		—	1,312	-	-
Burgess Point Holdings, LP	07/21/2022		Auto Sector		—	764	777	824
Carnegie Holdco, LLC (9)	02/07/2024		Education		—	1,680,300	1,603	1,210
Carisk Parent, LP	11/27/2023		Healthcare, Education and Childcare		—	204,455	204	251
Connatix Parent, LLC	07/08/2021		Media		—	273,207	632	278
Cowboy Parent LLC	09/12/2018		Distribution		—	27,778	3,015	2,421
Crane 1 Acquisition Parent Holdings, LP	08/11/2021		Personal, Food and Miscellaneous Services		—	113	104	212
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	754,200	754	1,048
Delta InvestCo, LP (9)	12/16/2020		Telecommunications		—	913,649	866	1,944
Delta InvestCo, LP - Unfunded (7), (9)	12/16/2020		Telecommunications		—	227,395	-	-
Duggal Acquisition, LLC	09/30/2024		Marketing Services		—	314	314	292
EDS Topco, LP	12/19/2022		Aerospace and Defense		—	937,500	938	1,827
Events Buyer, LLC	12/17/2024		Event Services		—	536,267	536	643
Exigo, LLC	03/10/2022		Business Services		—	1,458,333	1,458	609
FedHC InvestCo, LP (9)	08/26/2021		Aerospace and Defense		—	15,255	545	2,111
FedHC InvestCo, LP - Unfunded (7), (9)	08/26/2021		Aerospace and Defense		—	2,466	-	-
FedHC InvestCo II, LP (9)	12/23/2021		Aerospace and Defense		—	21,817	2,303	3,128
First Medical Holdings, LLC (9)	06/13/2025		Healthcare, Education and Childcare		—	45,000	450	462
Five Star Parent Holdings, LLC	02/21/2023		Leisure, Amusement, Motion Pictures, Entertainment		—	655,714	656	-
Gauge APHIX Blocker, LLC	07/16/2025		Business Services		—	489,789	490	470
Gauge ETE Blocker, LLC	05/24/2023		Personal, Food and Miscellaneous Services		—	374,444	374	374
Gauge Lash Coinvest, LLC	12/04/2019		Consumer Products		—	1,231,392	951	1,882
Gauge Loving Tan, LP	05/25/2023		Consumer Products		—	543,562	544	645
Gauge Schlesinger Coinvest, LLC	04/22/2020		Business Services		—	9	10	4
GCOM InvestCo, LP	05/11/2021		Business Services		—	2,434	1,003	650
GCP Boss Holdco, LLC	12/27/2024		Conglomerate Manufacturing		—	1,045,100	1,045	1,568
GGG MIDCO, LLC (9)	09/27/2024		Home and Office Furnishings, Housewares and Durable Consumer Products		—	1,222,700	1,223	1,623
GMP Hills, LP	11/02/2023		Distribution		—	3,747,470	3,747	4,759
Hancock Claims Consultants Investors, LLC (9)	12/23/2020		Insurance		—	450,000	450	-
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	750,399	750	19
HV Watterson Holdings, LLC	06/13/2022		Business Services		—	1,600,000	1,600	-
Icon Partners V C, LP	12/20/2021		Business Services		—	1,201,283	1,201	894
Icon Partners V C, LP - Unfunded (7)	12/20/2021		Business Services		—	298,717	-	(76)
IHS Parent Holdings, LP	12/21/2022		Personal, Food and Miscellaneous Services		—	1,218,045	1,218	1,608
Imagine Topco, LP	11/04/2021		Business Services		—	743,826	-	52
Infogroup Parent Holdings, Inc.	05/31/2023		Other Media		—	181,495	2,040	2,419
Ironclad Holdco, LLC (Applied Technical Services, LLC)	12/23/2020		Environmental Services		—	4,993	525	1,303
ITC Infusion Co-invest, LP (9)	02/16/2022		Healthcare, Education and Childcare		—	162,445	1,720	4,189
Kinetic Purchaser, LLC - Class A	11/08/2021		Consumer Products		—	1,308,814	1,309	-
Kinetic Purchaser, LLC - Class AA	11/08/2021		Consumer Products		—	115,688	135	-
KL Stockton Co-Invest, LP (9)	07/16/2021		Personal, Food and Miscellaneous Services		—	382,353	386	539
Lightspeed Investment Holdco, LLC	01/21/2020		Healthcare, Education and Childcare		—	273,143	273	1,150
LJ Avalon, LP	01/18/2023		Environmental Services		—	851,087	851	1,430
Lorient Peregrine Investments, LP	11/18/2022		Business Services		—	335,590	4,530	2,480
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545,460	-	-
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,017,840	-	-
Marketplace Events Holdings, LP	12/19/2024		Media		—	14,640	1,464	1,900
MDI Aggregator, LP	07/19/2022		Chemicals, Plastics and Rubber		—	31,904	3,232	3,121
Meadowlark Title, LLC (9)	12/09/2021		Business Services		—	815,385	802	326

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	594	59	-
Municipal Emergency Services, Inc.	09/28/2021		Distribution		—	3,920,145	$3,984	$9,016
NEPRT Parent Holdings, LLC (9)	01/27/2021		Consumer Products		—	1,299	1,250	339
New Insight Holdings, Inc.	07/15/2024		Business Services		—	1,157	20	13
New Medina Health, LLC (9)	10/16/2023		Healthcare, Education and Childcare		—	1,429,480	1,429	2,815
NFS - CFP Holdings, LLC	09/13/2024		Business Services		—	662,983	663	1,008
NORA Parent Holdings, LLC (9)	08/22/2023		Healthcare, Education and Childcare		—	1,257	1,248	293
North Haven Saints Equity Holdings, LP (9)	02/25/2022		Business Services		—	351,553	352	415
Northwinds Services Group, LLC	08/16/2024		Consumer Services		—	840,000	1,680	1,891
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	8,188	108	-
OceanSound Discovery Equity, LP (9)	03/28/2024		Aerospace and Defense		—	119,966	1,200	1,616
OES Co-Invest, LP - Class A	05/31/2024		Diversified Conglomerate Service		—	840	851	1,016
OHCP V BC COI, LP	12/13/2021		Distribution		—	707,209	707	438
OHCP V BC COI, LP - Unfunded (7)	12/13/2021		Distribution		—	42,791	-	(16)
ORL Holdco, Inc.	09/01/2021		Business Services		—	638	6	-
OSP Embedded Aggregator, LP	12/11/2023		Aerospace and Defense		—	871	871	997
OSP PAR Holdings, LP	09/03/2024		Healthcare, Education and Childcare		—	1,806	1,812	1,566
Paving Parent, LLC (9)	07/01/2025		Business Services		—	1,166	1,166	1,309
PCS Parent, LP	03/01/2024		Financial Services		—	421,304	421	463
PennantPark-TSO Senior Loan Fund II, LP (11)	01/07/2022		Financial Services		—	8,115,794	8,116	6,269
PN Buyer, Inc.	07/31/2025		Business Services		—	813,376	813	789
Pink Lily Holdco, LLC (9)	11/05/2021		Retail		—	1,044	1,044	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services		—	287	-	-
Project Granite Holdings, LLC	12/31/2024		Business Services		—	369	369	392
Quad (U.S.) Co-Invest, LP	10/03/2022		Business Services		—	2,607,587	2,608	4,155
QuantiTech InvestCo, LP (9)	05/01/2020		Aerospace and Defense		—	700	-	97
QuantiTech InvestCo, LP - Unfunded (7), (9)	05/01/2020		Aerospace and Defense		—	955	-	-
QuantiTech InvestCo II, LP (9)	05/01/2020		Aerospace and Defense		—	40	12	7
RFMG Parent, LP	12/16/2020		Healthcare, Education and Childcare		—	1,050,000	1,050	1,230
Ro Health Holdings, Inc.	01/16/2025		Healthcare Providers & Services		—	289,700	290	405
Rosco Topco, LLC	09/09/2025		Business Services		—	701,149	701	694
Sabel InvestCo, LP (9)	10/31/2024		Government Services		—	32,771	830	1,003
Sabel InvestCo, LP - Unfunded (7), (9)	10/31/2024		Government Services		—	47,957	-	-
Safe Haven Defense MidCo, LLC (9)	05/23/2024		Building Materials		—	245	245	2
SBI Holdings Investments, LLC	12/23/2019		Business Services		—	36,585	366	283
Seacoast Service Partners NA, LLC	12/20/2024		Diversified Conglomerate Service		—	274	351	258
Seaway Topco, LP	06/08/2022		Chemicals, Plastics and Rubber		—	2,981	2,981	899
SP DXE Holdings, LLC (9)	10/01/2025		Electronics		—	553,592	554	581
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	129,370,318	917	-
SSC Dominion Holdings, LLC	07/11/2018		Electronics		—	36	-	2,421
StellPen Holdings, LLC	08/17/2021		Media		—	153,846	154	112
TAC LifePort Holdings, LLC (9)	02/24/2021		Aerospace and Defense		—	254,206	239	493
TCG 3.0 Jogger Co-Invest, LP	01/22/2024		Media		—	6,475	1,252	727
Tinicum Space Coast Co-Invest, LLC (9)	10/29/2024		Aerospace and Defense		—	216	2,127	2,279
Tinicum Space Coast Holdings, LLC (9)	12/06/2023		Aerospace and Defense		—	25	199	596
Tower Arch Infolinks Media, LP (9)	10/27/2021		Media		—	550,332	116	348
Tower Arch Infolinks Media, LP - Unfunded (7), (9)	10/27/2021		Media		—	345,113	-	(127)
TPC Holding Company, LP	12/04/2019		Food		—	11,527	12	-
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	670	3	13
United Land Services Holdings, LLC	07/12/2024		Environmental Services		—	184,049	600	750
UniVista Insurance (9)	06/14/2021		Business Services		—	400	-	113
Wash & Wax Systems. LLC (9)	04/30/2025		Auto Sector		—	514	917	643
Watchtower Holdings, LLC (9)	11/29/2023		Electronics		—	12,419	1,242	1,404
WCP Ivyrehab Coinvestment, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	208	208	293
WCP Ivyrehab QP CF Feeder, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	3,754	3,853	5,299
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	06/27/2022		Healthcare, Education and Childcare		—	246	-	-
White Tiger Newco, LLC	07/31/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	4,833	369	36
Kentucky Racing Holdco, LLC (Warrants) (9)	04/16/2019		Hotels, Motels, Inns and Gaming		—	161,252	-	1,752
Total Common Equity/Partnership Interests/Warrants							117,520	131,403
US Government Securities - 45.8% of Net Assets
U.S. Treasury Bill (5)	01/02/2026	01/27/2026	Short-Term U.S. Government Securities	3.98%	—	210,000	209,555	209,485
Total US Government Securities							209,555	209,485
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							846,496	852,085
Investments in Non-Controlled, Affiliated Portfolio Companies - 0.4% of Net Assets (1), (2)
Preferred Equity/Partnership Interests - 0.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2025		Environmental Services		—	918	918	1,751
Cascade Environmental Holdings, LLC - Series B	02/19/2025		Environmental Services		—	5,887,236	32,791	-
Total Preferred Equity/Partnership Interests							33,709	1,751
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2015		Environmental Services		—	7,444,347	2,852	—
Total Common Equity/Partnership Interests/Warrants							2,852	—
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

December 31, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost		Fair Value (3)
Total Investments in Non-Controlled, Affiliated Portfolio Companies							$36,561		$1,751
Investments in Controlled, Affiliated Portfolio Companies - 79.7% (1), (2)
First Lien Secured Debt - 12.8% of Net Assets
AKW Holdings Limited (8), (11)	03/07/2018	03/15/2027	Healthcare, Education and Childcare	11.05%	3M SOFR+700	GBP 36,500	49,926		49,094
Pragmatic Institute, LLC (10)	07/05/2022	03/28/2030	Business Services	—	—	15,328	14,966		9,312
Total First Lien Secured Debt							64,892		58,406
Subordinated Debt - 35.7% of Net Assets
Flock Financial, LLC (11)	04/19/2024	10/19/2027	Financial Services	12.50%	—	23,031	23,031		23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2020	07/31/2027	Financial Services	11.84%	3M SOFR+800	140,287	140,287		140,287
Total Subordinated Debt							163,318		163,318
Preferred Equity - 6.7% of Net Assets (6)
Flock Financial Class A (11)	04/19/2024		Financial Services		—	2,047,727	7,313		19,113
Flock Financial Class B (9), (11)	04/19/2024		Financial Services		—	5,409,091	19,318		11,707
Total Preferred Equity							26,631		30,820
Common Equity - 24.5% of Net Assets (6)
AKW Holdings Limited - Class A (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	939	132		44,736
AKW Holdings Limited - Class B (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	124		640
AKW Holdings Limited - Class C (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	146		757
AKW Holdings Limited - Class D (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	88	3,351		4,564
AKW Holdings Limited - Class E (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	82	1,197		1,630
PennantPark Senior Loan Fund, LLC (11)	07/31/2020		Financial Services		—	82,176,579	82,358		59,767
Pragmatic Institute, LLC	03/28/2025		Business Services		—	480	-		-
Total Common Equity							87,308		112,094
Total Investments in Controlled, Affiliated Portfolio Companies							342,149		364,638
Total Investments - 266.5% of Net Assets (12), (13)							1,225,206		1,218,474
Cash Equivalents - 3.9% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			17,660		17,660
Total Cash Equivalents							17,660		17,660
Cash - 6.2% of Net Assets
Non-Money Market Cash							28,091		28,200
Total Cash							28,091		28,200
Total Investments Cash Equivalents, and Cash - 276.5%							$1,270,957		$1,264,334
Liabilities in Excess of Other Assets - (176.5)%								`	(807,100)
Net Assets - 100%									$457,234

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
(8)
Non-U.S. company or principal place of business located in The Isle of Man. Total cost, fair value, and percentage of Net Assets for the Isle of Man was $54.9 million, $101.4 million, and 22.2%.
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2025, qualifying assets represent 72% of the Company’s total assets and non-qualifying assets represent 28% of the Company’s total assets.
(12)
All investments are in US Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,170.3 million, $1,117.1 million, and 244.3%
(13)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2025

(In thousands, except share data)th

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
By Light Professional IT Services, LLC	07/15/2025	07/15/2031	Business Services	9.66%	3M SOFR+550	2,500	2,481	2,481
By Light Professional IT Services, LLC - Unfunded Revolver (7)	07/15/2025	07/15/2031	Business Services	—	—	988	$-	$(7)
Capital Construction, LLC	06/30/2025	10/22/2026	Consumer Services	10.20%	3M SOFR+590	5,608	5,573	5,552
Capital Construction, LLC - Unfunded Term Loan A (7)	06/30/2025	12/30/2025	Consumer Services	—	—	6,613	-	(17)
Carisk Buyer, Inc. - Unfunded Term Loan (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	48
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	11
Carisk Buyer, Inc. - Unfunded Revolver (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	-
Carnegie Dartlet, LLC	02/07/2024	02/07/2030	Education	9.66%	3M SOFR+550	2,326	2,304	2,302
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/07/2024	02/09/2026	Education	—	—	7,680	-	-
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2024	02/07/2030	Education	—	—	3,339	-	(33)
Cartessa Aesthetics, LLC	06/01/2022	06/14/2028	Distribution	10.30%	3M SOFR+600	23,494	23,242	23,494
Cartessa Aesthetics, LLC - Funded Revolver	06/01/2022	06/14/2028	Distribution	10.30%	3M SOFR+600	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/01/2022	06/14/2028	Distribution	—	—	2,297	-	-
Case Works, LLC	10/01/2024	10/01/2029	Business Services	9.09%	3M SOFR+525	852	845	814
Case Works, LLC - Funded Revolver	10/01/2024	10/01/2029	Business Services	9.25%	3M SOFR+525	1,793	1,793	1,712
Case Works, LLC - Unfunded Revolver (7)	10/01/2024	10/01/2029	Business Services	—	—	94	-	(4)
CF512, Inc. - Funded Revolver	08/17/2021	08/20/2026	Media	10.18%	3M SOFR+602	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/17/2021	08/20/2026	Media	—	—	827	-	(8)
CJX Borrower, LLC	07/08/2021	07/13/2027	Media	10.08%	3M SOFR+576	322	309	322
CJX Borrower, LLC - Unfunded Term Loan (7)	07/08/2021	07/13/2027	Media	—	—	149	-	27
CJX Borrower, LLC - Funded Revolver	07/08/2021	07/13/2027	Media	10.07%	3M SOFR+576	893	893	893
CJX Borrower, LLC - Unfunded Revolver (7)	07/08/2021	07/13/2027	Media	—	—	982	-	-
Compex Legal Services, Inc. - Funded Revolver	07/24/2023	02/07/2026	Business Services	9.78%	3M SOFR+555	459	459	459
Compex Legal Services, Inc. - Unfunded Revolver (7)	07/24/2023	02/07/2026	Business Services	—	—	197	-	-
Cornerstone Advisors of Arizona, LLC	05/13/2025	05/13/2032	Consulting Services	8.75%	3M SOFR+475	6,000	5,970	5,970
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2025	05/13/2032	Consulting Services	—	—	797	-	(4)
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2024	09/23/2026	Business Services	—	—	6,630	-	50
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2024	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Unfunded Revolver (7)	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	-	(3)
C5MI Acquisition, LLC	07/31/2024	07/31/2029	Business Services	10.00%	3M SOFR+600	2,463	2,432	2,463
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2024	07/31/2029	Business Services	—	—	4,133	-	-
DRS Holdings III, Inc.	11/01/2019	11/03/2025	Consumer Products	9.57%	3M SOFR+525	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/01/2019	11/03/2025	Consumer Products	—	—	608	-	-
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2024	09/30/2026	Marketing Services	—	—	2,042	-	20
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2024	09/30/2030	Marketing Services	—	—	2,561	-	-
Dynata, LLC - Last-Out Term Loan	07/15/2024	10/16/2028	Business Services	9.96%	3M SOFR+576	83	83	68
EDS Buyer, LLC - Unfunded Revolver (7)	12/19/2022	01/10/2029	Aerospace and Defense	—	—	1,915	-	5
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare, Education and Childcare	9.69%	3M SOFR+550	656	656	656
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/18/2024	10/19/2026	Healthcare, Education and Childcare	—	—	1,530	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2024	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	07/11/2024	08/20/2029	Business Services	8.51%	3M SOFR+451	3,391	3,057	2,882
ETE Intermediate II, LLC	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	9.16%	3M SOFR+500	552	549	552
ETE Intermediate II, LLC - Funded Revolver	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	9.17%	3M SOFR+500	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	—	—	2,264	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/10/2022	03/15/2027	Business Services	10.51%	3M SOFR+635	23,878	23,740	23,878
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/10/2022	03/15/2027	Business Services	—	—	1,856	-	-
Express Wash Intermediate, LLC	07/14/2022	04/10/2031	Auto Sector	10.58%	3M SOFR+625	9,975	9,926	9,736
Express Wash Intermediate, LLC - Unfunded Revolver (7)	07/14/2022	04/10/2031	Auto Sector	—	—	609	-	(15)
First Medical MSO, LLC	06/13/2025	06/13/2031	Healthcare, Education and Childcare	9.75%	3M SOFR+575	4,489	4,445	4,444
First Medical MSO, LLC - Unfunded Term Loan (7)	06/13/2025	06/13/2027	Healthcare, Education and Childcare	—	—	3,000	-	-
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
First Medical MSO, LLC - Unfunded Revolver (7)	06/13/2025	06/13/2031	Healthcare, Education and Childcare	—	—	600	-	(6)
Five Star Buyer, Inc.	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	3M SOFR+715	197	197	193
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	$-	$(7)
Gauge ETE Blocker, LLC	05/24/2023	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	285	285	285
GGG MIDCO, LLC	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.22%	3M SOFR+500	8,112	8,035	8,112
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2024	09/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	2,154	-	22
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	-	-
Graffiti Buyer, Inc.	10/25/2022	08/10/2027	Distribution	9.66%	3M SOFR+560	245	244	240
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	10/25/2022	08/10/2027	Distribution	—	—	831	-	(10)
Graffiti Buyer, Inc. - Funded Revolver	10/25/2022	08/10/2027	Distribution	9.85%	3M SOFR+560	32	32	31
Graffiti Buyer, Inc. - Unfunded Revolver (7)	10/25/2022	08/10/2027	Distribution	—	—	737	-	(15)
Halo Buyer, Inc.	07/18/2018	08/07/2029	Consumer Products	10.16%	3M SOFR+600	16,915	16,760	16,915
Halo Buyer, Inc. - Funded Revolver	07/18/2018	08/07/2029	Consumer Products	10.16%	3M SOFR+600	517	517	517
Halo Buyer, Inc. - Unfunded Revolver (7)	07/18/2018	08/07/2029	Consumer Products	—	—	2,181	-	-
Hancock Roofing and Construction, LLC	05/05/2022	12/31/2026	Insurance	9.76%	3M SOFR+560	750	750	743
Harris & Co, LLC	08/09/2024	08/09/2030	Financial Services	9.16%	3M SOFR+500	9,097	9,019	9,018
Harris & Co, LLC - Unfunded Term Loan B (7)	08/09/2024	02/09/2026	Financial Services	—	—	5,574	-	-
Harris & Co, LLC - Unfunded Term Loan C (7)	08/09/2024	08/18/2027	Financial Services	—	—	10,226	-	-
Harris & Co, LLC - Funded Revolver	08/09/2024	08/09/2030	Financial Services	9.16%	3M SOFR+500	526	526	521
Harris & Co, LLC - Unfunded Revolver (7)	08/09/2024	08/09/2030	Financial Services	—	—	2,479	-	(22)
HEC Purchaser Corp.	06/17/2024	06/17/2029	Healthcare, Education and Childcare	9.22%	3M SOFR+500	4,801	4,778	4,801
Hills Distribution, Inc.	11/02/2023	11/08/2029	Distribution	10.32%	3M SOFR+600	7,786	7,721	7,786
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/02/2023	11/07/2025	Distribution	—	—	1,280	-	13
HV Watterson Holdings, LLC (10)	06/13/2022	12/17/2026	Business Services	8.00%	—	287	286	158
HV Watterson Holdings, LLC - Funded Revolver (10)	06/13/2022	12/17/2026	Business Services	8.00%	—	1,250	1,250	686
HV Watterson Holdings, LLC - Unfunded Revolver (7), (10)	06/13/2022	12/17/2026	Business Services	—	—	—	-	-
HW Holdco, LLC - Unfunded Revolver (7)	10/11/2019	05/11/2026	Media	—	—	3,387	-	-
IG Investments Holdings, LLC	07/11/2022	09/22/2028	Business Services	9.31%	3M SOFR+500	104	103	103
IG Investments Holdings, LLC - Unfunded Revolver (7)	07/11/2022	09/22/2028	Business Services	—	—	722	-	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (7)	11/04/2021	11/16/2027	Business Services	—	—	1,685	-	-
Impact Advisors, LLC	03/21/2025	03/19/2032	Business Services	8.50%	3M SOFR+450	7,960	7,921	7,960
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2025	03/21/2027	Business Services	—	—	4,686	-	23
Impact Advisors, LLC - Unfunded Revolver (7)	03/21/2025	03/19/2032	Business Services	—	—	937	-	-
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	10.00%	3M SOFR+600	8,974	8,885	8,974
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	10.00%	3M SOFR+600	CAD 2,612	1,887	1,877
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/21/2022	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	-
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	12.25%	3M SOFR+500	161	161	161
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,130	-	-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2024	12/17/2026	Business Services	—	—	1,900	-	-
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2024	12/17/2030	Business Services	—	—	2,375	-	-
Inventus Power, Inc. - Funded Revolver	03/24/2021	01/15/2026	Electronics	11.76%	3M SOFR+761	403	403	403
Inventus Power, Inc. - Unfunded Revolver (7)	03/24/2021	01/15/2026	Electronics	—	—	1,325	-	-
Kinetic Purchaser, LLC	07/08/2022	11/10/2027	Consumer Products	10.19%	3M SOFR+615	3,099	3,044	2,634
Kinetic Purchaser, LLC - Funded Revolver	07/08/2022	11/10/2026	Consumer Products	10.15%	3M SOFR+615	3,070	3,070	2,609
Kinetic Purchaser, LLC - Unfunded Revolver (7)	07/08/2022	11/10/2026	Consumer Products	—	—	1,784	-	(268)
Lash OpCo, LLC	08/16/2021	02/18/2027	Consumer Products	12.14%	3M SOFR+785	3,055	3,038	2,979
				(PIK 5.10%)
Lash OpCo, LLC - Funded Revolver	08/16/2021	08/16/2026	Consumer Products	12.14%	3M SOFR+785	918	918	895

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2021	08/16/2026	Consumer Products	—	—	2,223	-	(56)
LAV Gear Holdings, Inc. - Incremental Term Loan	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.10%	3M SOFR+594	1,218	1,226	1,263
LAV Gear Holdings, Inc. - FOTL	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.10%	3M SOFR+595	134	$122	$165
LAV Gear Holdings, Inc. - Unfunded Revolver (7)	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	—	—	149	-	-

Ledge Lounger, Inc.	11/04/2021	11/09/2026	Consumer Products	11.65%	3M SOFR+765	8,998	8,949	7,018
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/04/2021	11/09/2026	Consumer Products	11.65%	3M SOFR+765	1,621	1,621	1,264
				(PIK 1.00%)
Lightspeed Buyer, Inc.	02/03/2020	02/03/2027	Healthcare, Education and Childcare	8.91%	3M SOFR+475	2,011	2,011	2,011
Lightspeed Buyer, Inc. - Unfunded Revolver (7)	02/03/2020	02/03/2027	Healthcare, Education and Childcare	—	—	1,166	-	-
LJ Avalon Holdings, LLC	01/18/2023	02/01/2030	Environmental Services	8.78%	3M SOFR+450	5,194	5,179	5,194
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	01/18/2023	02/08/2027	Environmental Services	—	—	2,624	-	13
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/18/2023	02/01/2029	Environmental Services	—	—	1,498	-	-
Loving Tan Intermediate II, Inc.	05/25/2023	05/31/2028	Consumer Products	9.00%	3M SOFR+500	7,054	6,982	7,054
Loving Tan Intermediate II, Inc. - Funded Revolver	05/25/2023	05/31/2028	Consumer Products	9.00%	3M SOFR+500	664	664	664
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/25/2023	05/31/2028	Consumer Products	—	—	332	-	-
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	05/25/2023	07/12/2026	Consumer Products	—	—	2,018	-	20
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+525	1,237	1,225	1,237
Marketplace Events Acquisition, LLC - Unfunded Term Loan (7)	12/19/2024	06/19/2026	Media	—	—	3,113	-	31
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+525	218	218	218
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2024	12/19/2030	Media	—	—	1,959	-	-
MBS Holdings, Inc.	04/14/2021	04/16/2027	Telecommunications	9.30%	3M SOFR+510	267	266	267
MBS Holdings, Inc. - Unfunded Revolver (7)	04/14/2021	04/16/2027	Telecommunications	—	—	694	-	-
MDI Buyer, Inc. - Funded Revolver	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	11.50%	3M SOFR+375	1,808	1,808	1,808
MDI Buyer, Inc. - Unfunded Revolver (7)	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	—	—	419	-	-
Meadowlark Acquirer, LLC	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	1,903	1,892	1,903
Meadowlark Acquirer, LLC - Funded Revolver	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	337	337	337
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/09/2021	12/10/2027	Business Services	—	—	1,348	-	-
Medina Health, LLC - Unfunded Revolver (7)	10/16/2023	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	14
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2024	03/01/2030	Electronics	9.67%	3M SOFR+550	232	232	221
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Electronics	—	—	1,625	-	(78)
Mineola 212, LLC	06/24/2024	12/24/2025	Buildings and Real Estate	14.00%	—	3,500	3,515	3,507
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/09/2024	01/16/2026	Business Services	—	—	6,124	-	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/09/2024	01/16/2030	Business Services	—	—	3,675	-	-
Municipal Emergency Services, Inc.	09/23/2021	10/01/2027	Distribution	9.17%	3M SOFR+515	1,031	1,024	1,031
Municipal Emergency Services, Inc. - Unfunded Term Loan (7)	09/23/2021	01/15/2026	Distribution	—	—	568	-	3
Municipal Emergency Services, Inc. - Unfunded Revolver (7)	09/23/2021	10/01/2027	Distribution	—	—	1,880	-	-
NBH Group, LLC - Unfunded Revolver (7)	08/16/2021	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	-
NORA Acquisition, LLC - Funded Revolver	08/22/2023	08/31/2029	Healthcare, Education and Childcare	10.35%	3M SOFR+635	1,218	1,218	1,209
NORA Acquisition, LLC - Unfunded Revolver (7)	08/22/2023	08/31/2029	Healthcare, Education and Childcare	—	—	1,489	-	(11)
North American Rail Solutions, LLC	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+475	29,416	29,269	29,269
North American Rail Solutions, LLC - Unfunded Term Loan (7)	08/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	2,263	-	-
North American Rail Solutions, LLC - Funded Revolver	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+475	784	784	784
North American Rail Solutions, LLC - Unfunded Revolver (7)	08/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	2,383	-	-
NP Riverhead Industrial, LLC	05/24/2024	12/10/2025	Buildings and Real Estate	15.50%	—	5,000	5,015	5,000
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.25%	3M SOFR+525	1,787	1,771	1,751
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	12/29/2023	09/30/2026	Diversified Conglomerate Service	—	—	3,807	-	(43)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.25%	3M SOFR+525	1,260	1,260	1,235
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/29/2023	12/31/2029	Diversified Conglomerate Service	—	—	840	-	(17)
ORL Acquisition, Inc.	09/01/2021	09/03/2027	Business Services	13.70%	3M SOFR+940	4,426	4,395	3,917

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
				(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (7)	09/01/2021	09/03/2027	Business Services	—	—	149	-	(17)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.81%	3M SOFR+575	6,386	6,298	6,297
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	1,477	-	(21)
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2028	Business Services	—	—	1,373	-	(5)
PAR Excellence Holdings, Inc.	09/03/2024	09/03/2030	Healthcare, Education and Childcare	9.32%	3M SOFR+500	11,940	$11,827	$11,731
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2024	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(47)
Paving Lessor Corp.	07/01/2025	07/01/2031	Business Services	9.25%	3M SOFR+525	6,974	6,922	6,921
Paving Lessor Corp. - Unfunded Term Loan (7)	07/01/2025	07/01/2027	Business Services	—	—	3,291	-	-
Paving Lessor Corp. - Unfunded Revolver (7)	07/01/2025	07/01/2031	Business Services	—	—	2,194	-	(16)
PCS MIDCO, Inc.	03/01/2024	03/01/2030	Financial Services	9.75%	3M SOFR+575	2,322	2,303	2,322
PCS MIDCO, Inc. - Unfunded Term Loan (7)	03/01/2024	03/02/2026	Financial Services	—	—	2,078	-	21
PCS MIDCO, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Financial Services	—	—	1,762	-	-
Peninsula Pacific Entertainment	08/15/2025	08/22/2032	Gaming	9.02%	3M SOFR+475	5,251	5,198	5,238
Peninsula Pacific Entertainment - Unfunded Term Loan (7)	08/15/2025	08/25/2027	Gaming	—	—	1,231	-	3
Penta Group Holdings, Inc.	07/31/2025	07/31/2031	Business Services	8.50%	3M SOFR+450	3,556	3,538	3,538
Penta Group Holdings, Inc. - Unfunded Term Loan (7)	07/31/2025	07/31/2027	Business Services	—	—	2,591	-	-
Penta Group Holdings, Inc. - Funded Revolver	07/31/2025	07/31/2031	Business Services	8.50%	3M SOFR+450	210	210	209
Penta Group Holdings, Inc. - Unfunded Revolver (7)	07/31/2025	07/31/2031	Business Services	—	—	437	-	(2)
PlayPower, Inc.	08/28/2024	08/28/2030	Manufacturing/Basic Industry	9.25%	3M SOFR+525	11,880	11,804	11,880
PlayPower, Inc. - Unfunded Revolver (7)	08/28/2024	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	-	-
Podean Buyer, Inc.	08/04/2025	08/04/2031	Marketing Services	10.00%	3M SOFR+600	4,030	3,990	3,990
Podean Buyer, Inc. - Unfunded Revolver (7)	08/04/2025	08/04/2031	Marketing Services	—	—	796	-	(8)
PL Acquisitionco, LLC - Funded Revolver (13)	11/05/2021	11/09/2027	Retail	4.27%	—	863	863	345
PL Acquisitionco, LLC - Unfunded Revolver (7), (13)	11/05/2021	11/09/2027	Retail	—	—	755	-	(453)
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2024	12/31/2026	Business Services	—	—	554	-	11
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2024	12/31/2030	Business Services	—	—	923	-	9
Radius Aerospace, Inc. - Funded Revolver	11/14/2022	03/29/2027	Aerospace and Defense	10.29%	3M SOFR+600	410	410	400
Radius Aerospace, Inc. - Unfunded Revolver (7)	11/14/2022	03/29/2027	Aerospace and Defense	—	—	1,819	-	(41)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	09/27/2021	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Funded Revolver	09/27/2021	06/20/2029	Healthcare, Education and Childcare	9.29%	3M SOFR+500	1,962	1,962	1,962
Rancho Health MSO, Inc. - Unfunded Revolver (7)	09/27/2021	06/20/2029	Healthcare, Education and Childcare	—	—	713	-	-
Recteq, LLC - Funded Revolver	01/27/2021	01/29/2026	Consumer Products	10.46%	3M SOFR+625	313	313	312
Recteq, LLC - Unfunded Revolver (7)	01/27/2021	01/29/2026	Consumer Products	—	—	814	-	(2)
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/19/2019	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Funded Revolver	01/16/2025	01/17/2031	Healthcare Providers & Services	8.50%	3M SOFR+450	1,258	1,258	1,258
Ro Health, LLC - Unfunded Revolver (7)	01/16/2025	01/17/2031	Healthcare Providers & Services	—	—	2,935	-	-
Rosco Parent, LLC	09/09/2025	09/12/2031	Business Services	8.81%	3M SOFR+475	10,167	10,090	10,090
Rosco Parent, LLC - Unfunded Revolver (7)	09/09/2025	09/12/2031	Business Services	—	—	1,332	-	-
Route 66 Development	01/28/2025	01/24/2031	Gaming	13.16%	3M SOFR+900	18,000	17,655	17,910
RRA Corporate, LLC	08/15/2024	08/15/2029	Business Services	9.00%	3M SOFR+500	2,996	2,967	2,978
RRA Corporate, LLC - Unfunded Term Loan (7)	08/15/2024	08/17/2026	Business Services	—	—	7,178	-	29
RRA Corporate, LLC - Funded Revolver	08/15/2024	08/15/2029	Business Services	9.25%	3M SOFR+525	1,448	1,448	1,440
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2024	08/15/2029	Business Services	—	—	1,700	-	(10)
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2024	05/03/2029	Consumer Products	9.75%	3M SOFR+575	1,898	1,898	1,879
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2024	05/03/2029	Consumer Products	—	—	3,524	-	(35)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/08/2023	06/15/2029	Business Services	10.08%	3M SOFR+575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/08/2023	06/15/2029	Business Services	—	—	373	-	(37)
Sabel Systems Technology Solutions, LLC - Funded Revolver	10/31/2024	10/31/2030	Government Services	12.75%	3M SOFR+525	66	66	66
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2024	10/31/2030	Government Services	—	—	1,261	-	-
Safe Haven Defense US, LLC	05/23/2024	05/23/2029	Building Materials	9.50%	3M SOFR+525	3,919	3,871	3,899
Safe Haven Defense US, LLC - Unfunded Revolver (7)	05/23/2024	05/23/2029	Building Materials	—	—	1,114	-	(6)
Sales Benchmark Index, LLC - Funded Revolver	05/29/2020	07/07/2026	Business Services	9.20%	3M SOFR+520	244	244	244
Sales Benchmark Index, LLC - Unfunded Revolver (7)	05/29/2020	07/07/2026	Business Services	—	—	366	-	-
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.54%	3M SOFR+550	11,389	11,287	11,389
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2024	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, Inc.	07/02/2019	11/12/2025	Business Services	12.92%	3M SOFR+860	2,613	2,605	2,482
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/02/2019	11/12/2025	Business Services	12.92%	3M SOFR+860	34	34	32
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/02/2019	11/12/2025	Business Services	—	—	5	$-	$-
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Conglomerate Service	9.01%	3M SOFR+500	1,801	1,786	1,727
Seacoast Service Partners NA, LLC - Unfunded Term Loan (7)	12/20/2024	12/21/2026	Diversified Conglomerate Service	—	—	3,608	-	(116)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Conglomerate Service	9.00%	3M SOFR+500	569	569	546
Seacoast Service Partners NA, LLC - Unfunded Revolver (7)	12/20/2024	12/20/2029	Diversified Conglomerate Service	—	—	786	-	(32)
Seaway Buyer, LLC	06/08/2022	06/13/2029	Chemicals, Plastics and Rubber	10.17%	3M SOFR+615	4,656	4,611	4,342
Seaway Buyer, LLC - Funded Revolver	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	10.19%	3M SOFR+615	2,605	2,605	2,429
Seaway Buyer, LLC - Unfunded Revolver (7)	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	—	—	521	-	(35)
Shiftkey, LLC	06/17/2022	06/21/2027	Business Services	10.01%	3M SOFR+601	16,593	16,515	15,913
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	Telecommunications	10.31%	3M SOFR+615	10,450	10,209	10,450
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	Telecommunications	10.90%	3M SOFR+690	850	850	850
Sigma Defense Systems, LLC - Unfunded Revolver (7)	11/30/2021	12/20/2027	Telecommunications	—	—	2,835	-	-
Spendmend Holdings, LLC	02/25/2022	03/01/2028	Business Services	9.15%	3M SOFR+515	1,192	1,186	1,192
Spendmend Holdings, LLC - Unfunded Term Loan (7)	02/25/2022	11/25/2026	Business Services	—	—	1,434	-	7
Spendmend Holdings, LLC - Funded Revolver	02/25/2022	03/01/2028	Business Services	9.15%	3M SOFR+515	234	234	234
Spendmend Holdings, LLC - Unfunded Revolver (7)	02/25/2022	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC - First Out New Money Term Loans	10/03/2024	10/03/2029	Transportation	12.57%	3M SOFR+835	4,330	4,131	3,854
				(PIK 7.25%)
STG Distribution, LLC - Second Out Term Loans (13)	10/03/2024	10/03/2029	Transportation	5.32%	—	10,012	5,656	801
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	9.05%	3M SOFR+475	9,468	9,415	9,392
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	589	-	(2)
System Planning and Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	9.06%	3M SOFR+475	437	437	433
System Planning and Analysis, Inc. - Unfunded Revolver (7)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	4,279	-	(34)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2024	01/23/2029	Media	10.52%	3M SOFR+650	8,865	8,753	8,821
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2024	01/23/2029	Media	12.75%	3M SOFR+550	310	310	309
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2024	01/23/2029	Media	—	—	1,414	-	(7)
The Bluebird Group, LLC - Unfunded Revolver (7)	07/22/2021	07/28/2026	Business Services	—	—	734	-	-
The Vertex Companies, LLC	08/25/2021	08/31/2028	Business Services	8.88%	3M SOFR+485	6,638	6,587	6,608
The Vertex Companies, LLC - Funded Revolver	08/25/2021	08/31/2028	Business Services	9.01%	3M SOFR+485	1,455	1,455	1,448
The Vertex Companies, LLC - Unfunded Revolver (7)	08/25/2021	08/31/2028	Business Services	—	—	2,513	-	(13)
TMII Enterprises, LLC - Unfunded Revolver (7)	12/19/2022	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
TransGo, LLC - Unfunded Revolver (7)	12/29/2023	12/29/2028	Machinery	—	—	2,775	-	21
Urology Management Holdings, Inc. - Unfunded Term Loan (7)	09/03/2024	09/03/2026	Healthcare, Education and Childcare	—	—	1,000	-	5
US Fertility Enterprises, LLC	10/07/2024	10/11/2031	Healthcare, Education and Childcare	8.81%	3M SOFR+450	263	263	263
Walker Edison Furniture Company, LLC - New Money DIP	03/01/2023	03/01/2029	Home and Office Furnishings	10.00%	—	297	297	303
Walker Edison Furniture Company, LLC - Unfunded Term Loan (7)	03/01/2023	03/01/2029	Home and Office Furnishings	—	—	786	-	27
Wash & Wax Systems, LLC	10/20/2021	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	1,206	1,227	1,231
Wash & Wax Systems, LLC - Funded Revolver	10/20/2021	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	13	13	13
Wash & Wax Systems, LLC - Unfunded Revolver (7)	10/20/2021	04/30/2028	Auto Sector	—	—	617	-	-
Watchtower Buyer, LLC. - Unfunded Revolver (7)	11/29/2023	12/03/2029	Electronics	—	—	6,300	-	(63)
Total First Lien Secured Debt							537,235	517,648
Second Lien Secured Debt - 3.9% of Net Assets
Burgess Point Purchaser Corporation	07/26/2022	07/28/2030	Auto Sector	13.41%	3M SOFR+910	8,000	7,741	8,000
ENC Parent Corporation	08/06/2021	08/19/2029	Business Services	11.76%	3M SOFR+776	7,500	7,453	6,750
TEAM Services Group, LLC	04/26/2024	12/18/2028	Healthcare, Education and Childcare	13.57%	3M SOFR+926	3,429	3,425	3,411
Total Second Lien Secured Debt							18,619	18,161
Subordinate Debt/Corporate Notes - 8.2% of Net Assets

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Beacon Behavioral Holdings, LLC	06/21/2024	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	5,948	5,885	5,948
Gauge Schlesinger Coinvest, LLC	07/02/2019	01/08/2026	Business Services	12.92%	3M SOFR+860	1	1	3
Northwinds Topco, Inc.	08/16/2024	10/30/2029	Consumer Services	PIK 15.00%	—	11,902	11,814	11,842
Northwinds Topco, Inc. - Unfunded Term Loan (7)	08/16/2024	10/30/2029	Consumer Services	—	—	3,500	-	(18)
ORL Holdco, Inc. - Convertible Notes	08/02/2024	03/08/2028	Business Services	18.00%	—	6	6	-
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	08/02/2024	03/08/2028	Business Services	—	—	6	-	(5)
OSP Embedded Aggregator, LP - Convertible Note	11/06/2024	05/08/2030	Aerospace and Defense	12.00%	—	24	$237	$276
StoicLane, Inc. - Convertible Notes	08/15/2024	08/16/2027	Healthcare, Education and Childcare	12.00%	—	917	917	1,055
StoicLane, Inc. - Unfunded Convertible Notes (7)	08/15/2024	08/16/2027	Healthcare, Education and Childcare	—	—	306	-	46
United Land Services Intermediate Parent Holdings, LLC	07/12/2024	12/23/2026	Environmental Services	PIK 14.75%	—	18,112	17,872	17,931
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (7)	07/12/2024	01/12/2026	Environmental Services	—	—	2,541	-	13
Wash & Wax Systems, LLC	10/20/2021	07/30/2028	Auto Sector	PIK 12.00%	—	811	812	811
Total Subordinate Debt							37,544	37,902
Preferred Equity/Partnership Interests - 4.3% of Net Assets (6)
Accounting Platform Blocker, Inc.	08/09/2024		Financial Services		—	356,200	356	356
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,400	240	215
AFC Acquisitions, Inc. (F-2 Series) (9)	12/07/2023		Distribution		—	490	749	819
AFC Acquisitions, Inc. (G-2 Series) (9)	12/07/2023		Distribution		—	11	18	19
AFC Acquisitions, Inc. (H-2 Series) (9)	12/07/2023		Distribution		—	6	12	13
AFC Acquisitions, Inc. (I-2 Series) (9)	12/07/2023		Distribution		—	6	12	11
AFC Acquisitions, Inc. (J-2 Series) (9)	12/07/2023		Distribution		—	10	20	20
AH Holdings, LLC	03/23/2011		Healthcare, Education and Childcare	6.00%	—	211	500	335
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	1,135	1,120
BioDerm Holdings, LP	01/30/2023		Healthcare, Education and Childcare		—	1,312	1,312	1,307
Cartessa Aesthetics, LLC (9)	06/01/2022		Distribution		—	3,562,500	3,563	8,088
Connatix Parent, LLC	07/08/2021		Media		—	7,967	8	8
Consello Pacific Aggregator, LLC (9)	10/02/2023		Business Services		—	782,891	743	603
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	104,000	104	108
Gauge Schlesinger Coinvest, LLC - Class A-2	05/24/2023		Business Services		—	1	1	-
EvAL Home Health Solutions, LLC (9)	05/10/2024		Healthcare, Education and Childcare		—	272,771	453	409
Five Star Parent Holdings, LLC - Class P	07/09/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	384	38	164
Hancock Claims Consultants Investors, LLC - Class A (9)	04/30/2024		Insurance		—	116,588	76	134
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	52,353	52	52
Imagine Topco, LP Preferred	11/04/2021		Business Services	8.00%	—	743,826	744	1,017
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545	1,545	1,424
Magnolia Topco, LP - Class A-1 (9)	07/25/2023		Auto Sector		—	530	530	1,060
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,018	643	-
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	5,349	535	417
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	422	422	441
ORL Holdco, Inc.	09/01/2021		Business Services		—	575	57	-
PL Acquisitionco, LLC - (9)	05/31/2023		Retail		—	73	73	-
RTIC Parent Holdings, LLC - Class A-1 (9)	05/03/2024		Consumer Products		—	5	5	-
RTIC Parent Holdings, LLC - Class C (9)	05/03/2024		Consumer Products		—	10,624	700	1,290
RTIC Parent Holdings, LLC - Class D (9)	05/03/2024		Consumer Products		—	11,276	113	152
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	331,229	81	-
SP L2 Holdings, LLC - Unfunded (7)	11/04/2021		Consumer Products		—	189,274	-	(46)
TPC Holding Company, LP	12/04/2019		Food		—	219	219	236
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	33	33	47
Total Preferred Equity/Partnership Interests							15,092	19,819
Common Equity/Partnership Interests/Warrants - 30.0% of Net Assets (6)
A1 Garage Equity, LLC (9)	12/19/2022		Personal, Food and Miscellaneous Services		—	2,193,038	2,193	3,893
ACP Big Top Holdings, LP	02/29/2024		Manufacturing/Basic Industry		—	773,800	744	1,134
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,667	27	-
Aechelon InvestCo, LP	08/16/2024		Aerospace and Defense		—	10,684	1,068	4,064
Aechelon InvestCo, LP - Unfunded (7)	08/16/2024		Aerospace and Defense		—	11,940	-	-
Aftermarket Drivetrain Products Holdings, LLC	12/29/2023		Machinery		—	1,645	1,645	3,062
AG Investco, LP (9)	11/05/2018		Business Services		—	8,052	805	75
AG Investco, LP - Unfunded (7), (9)	11/05/2018		Business Services		—	1,948	-	(177)
Altamira Intermediate Company II, Inc.	07/23/2019		Aerospace and Defense		—	125,000	125	116
AMCSI Crash Co-Invest, LP	07/28/2022		Auto Sector		—	24,898	2,490	3,794
AMCSI Crash Co-Invest, LP - Unfunded (7)	07/28/2022		Auto Sector		—	5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	-	-
APT INTERMEDIATE, LLC (9)	09/29/2025		Healthcare, Education and Childcare		—	384,799	519	519
Athletico Holdings, LLC (9)	02/04/2022		Healthcare, Education and Childcare		—	9,357	10,000	6,897
Atlas Investment Aggregator, LLC	05/03/2021		Telecommunications		—	1,700,000	1,613	-
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Azureon, LLC (9)	06/26/2024		Diversified Conglomerate Service		—	508,238	508	432
BioDerm, Inc.	09/09/2024		Healthcare, Education and Childcare		—	1,312	-	-
Burgess Point Holdings, LP	07/21/2022		Auto Sector		—	764	777	825
Carnegie Holdco, LLC (9)	02/07/2024		Education		—	1,680,300	1,603	1,260
Carisk Parent, LP	11/27/2023		Healthcare, Education and Childcare		—	204,455	204	236
Connatix Parent, LLC	07/08/2021		Media		—	273,207	632	315
Cowboy Parent LLC	09/12/2018		Distribution		—	27,778	3,015	3,157
Crane 1 Acquisition Parent Holdings, LP	08/11/2021		Personal, Food and Miscellaneous Services		—	113	$104	$220
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	754,200	754	694
Delta InvestCo, LP (9)	12/16/2020		Telecommunications		—	913,649	866	1,768
Delta InvestCo, LP - Unfunded (7), (9)	12/16/2020		Telecommunications		—	227,395	-	-
Duggal Acquisition, LLC	09/30/2024		Marketing Services		—	314	314	287
EDS Topco, LP	12/19/2022		Aerospace and Defense		—	937,500	938	1,935
Events Buyer, LLC	12/17/2024		Event Services		—	536,267	536	684
Exigo, LLC	03/10/2022		Business Services		—	1,458,333	1,458	1,547
FedHC InvestCo, LP (9)	08/26/2021		Aerospace and Defense		—	15,255	545	2,023
FedHC InvestCo, LP - Unfunded (7), (9)	08/26/2021		Aerospace and Defense		—	2,563	-	-
FedHC InvestCo II, LP (9)	12/23/2021		Aerospace and Defense		—	21,817	2,303	3,002
First Medical Holdings, LLC	06/13/2025		Healthcare, Education and Childcare		—	45,000	450	464
Five Star Parent Holdings, LLC	02/21/2023		Leisure, Amusement, Motion Pictures, Entertainment		—	655,714	656	-
Gauge APHIX Blocker, LLC	07/16/2025		Business Services		—	489,789	490	519
Gauge ETE Blocker, LLC	05/24/2023		Personal, Food and Miscellaneous Services		—	374,444	374	288
Gauge Lash Coinvest, LLC	12/04/2019		Consumer Products		—	1,231,392	951	2,430
Gauge Loving Tan, LP	05/25/2023		Consumer Products		—	543,562	544	700
Gauge Schlesinger Coinvest, LLC	04/22/2020		Business Services		—	9	10	-
GCOM InvestCo, LP	05/11/2021		Business Services		—	2,434	1,003	649
GCP Boss Holdco, LLC	12/27/2024		Conglomerate Manufacturing		—	1,045,100	1,045	1,515
GGG MIDCO, LLC (9)	09/27/2024		Home and Office Furnishings, Housewares and Durable Consumer Products		—	1,222,700	1,223	1,589
GMP Hills, LP	11/02/2023		Distribution		—	3,747,470	3,747	4,647
Hancock Claims Consultants Investors, LLC (9)	12/23/2020		Insurance		—	450,000	450	194
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	750,399	750	46
HV Watterson Holdings, LLC	06/13/2022		Business Services		—	1,600,000	1,600	-
Icon Partners V C, LP	12/20/2021		Business Services		—	1,201,283	1,201	1,184
Icon Partners V C, LP - Unfunded (7)	12/20/2021		Business Services		—	298,717	-	(4)
IHS Parent Holdings, LP	12/21/2022		Personal, Food and Miscellaneous Services		—	1,218,045	1,218	1,717
Imagine Topco, LP	11/04/2021		Business Services		—	743,826	-	69
Infogroup Parent Holdings, Inc.	05/31/2023		Other Media		—	181,495	2,040	2,735
Ironclad Holdco, LLC (Applied Technical Services, LLC)	12/23/2020		Environmental Services		—	4,993	525	1,139
ITC Infusion Co-invest, LP (9)	02/16/2022		Healthcare, Education and Childcare		—	162,445	1,673	4,419
Kinetic Purchaser, LLC - Class A	11/08/2021		Consumer Products		—	1,308,814	1,309	11
Kinetic Purchaser, LLC - Class AA	11/08/2021		Consumer Products		—	115,688	135	271
KL Stockton Co-Invest, LP (9)	07/16/2021		Personal, Food and Miscellaneous Services		—	382,353	385	639
Lightspeed Investment Holdco, LLC	01/21/2020		Healthcare, Education and Childcare		—	273,143	273	993
LJ Avalon, LP	01/18/2023		Environmental Services		—	851,087	851	1,362
Lorient Peregrine Investments, LP	11/18/2022		Business Services		—	335,590	4,530	2,339
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545,460	-	-
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,017,840	-	-
Marketplace Events Acquisition, LLC	12/19/2024		Media		—	14,640	1,464	1,731
MDI Aggregator, LP	07/19/2022		Chemicals, Plastics and Rubber		—	31,904	3,232	3,035
Meadowlark Title, LLC (9)	12/09/2021		Business Services		—	815,385	802	383
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	594	59	-
Municipal Emergency Services, Inc.	09/28/2021		Distribution		—	3,920,145	3,984	8,154
NEPRT Parent Holdings, LLC (9)	01/27/2021		Consumer Products		—	1,299	1,250	205
New Insight Holdings, Inc.	07/15/2024		Business Services		—	1,157	20	17
New Medina Health, LLC (9)	10/16/2023		Healthcare, Education and Childcare		—	1,429,480	1,429	2,225
NFS - CFP Holdings, LLC	09/13/2024		Business Services		—	662,983	663	804
NORA Parent Holdings, LLC (9)	08/22/2023		Healthcare, Education and Childcare		—	1,257	1,248	612
North Haven Saints Equity Holdings, LP (9)	02/25/2022		Business Services		—	351,553	352	355
Northwinds Services Group, LLC	08/16/2024		Consumer Services		—	840,000	1,680	1,960
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	8,188	108	-
OceanSound Discovery Equity, LP (9)	03/28/2024		Aerospace and Defense		—	119,966	1,200	1,496
OES Co-Invest, LP - Class A	05/31/2024		Diversified Conglomerate Service		—	840	851	714
OHCP V BC COI, LP	12/13/2021		Distribution		—	699,844	700	385
OHCP V BC COI, LP - Unfunded (7)	12/13/2021		Distribution		—	50,156	-	(23)
ORL Holdco, Inc.	09/01/2021		Business Services		—	638	6	-
OSP Embedded Aggregator, LP	12/11/2023		Aerospace and Defense		—	871	871	1,011

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
OSP PAR Holdings, LP	09/03/2024		Healthcare, Education and Childcare		—	1,806	1,812	1,735
Paving Parent, LLC	07/01/2025		Business Services		—	1,166	1,166	1,092
PCS Parent, LP	03/01/2024		Financial Services		—	421,304	421	421
PennantPark-TSO Senior Loan Fund II, LP (11)	01/07/2022		Financial Services		—	8,115,794	8,116	7,008
Penta Group Holdings, Inc.	07/31/2025		Business Services		—	813,376	813	813
Pink Lily Holdco, LLC (9)	11/05/2021		Retail		—	1,044	1,044	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services		—	287	287	287
Project Granite Holdings, LLC	12/31/2024		Business Services		—	369	369	386
Quad (U.S.) Co-Invest, LP	10/03/2022		Business Services		—	2,607,587	2,608	4,036
QuantiTech InvestCo, LP (9)	05/01/2020		Aerospace and Defense		—	700	-	96
QuantiTech InvestCo, LP - Unfunded (7), (9)	05/01/2020		Aerospace and Defense		—	955	-	-
QuantiTech InvestCo II, LP (9)	05/01/2020		Aerospace and Defense		—	40	$12	$7
RFMG Parent, LP	12/16/2020		Healthcare, Education and Childcare		—	1,050,000	1,050	1,292
Ro Health Holdings, Inc.	01/16/2025		Healthcare Providers & Services		—	289,700	290	436
Rosco Topco, LLC	09/09/2025		Business Services		—	701,149	701	701
Sabel InvestCo, LP (9)	10/31/2024		Government Services		—	32,771	830	1,098
Sabel InvestCo, LP - Unfunded (7), (9)	10/31/2024		Government Services		—	47,957	-	-
Safe Haven Defense MidCo, LLC (9)	05/23/2024		Building Materials		—	245	245	89
SBI Holdings Investments, LLC	12/23/2019		Business Services		—	36,585	366	410
Seacoast Service Partners, LLC	12/20/2024		Diversified Conglomerate Service		—	274	351	263
Seaway Topco, LP	06/08/2022		Chemicals, Plastics and Rubber		—	2,981	2,981	661
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	881,966	882	-
SSC Dominion Holdings, LLC	07/11/2018		Electronics		—	36	36	3,478
StellPen Holdings, LLC	08/17/2021		Media		—	153,846	154	114
TAC LifePort Holdings, LLC (9)	02/24/2021		Aerospace and Defense		—	254,206	239	600
TCG 3.0 Jogger Co-Invest, LP	01/22/2024		Media		—	6,475	1,252	841
Tinicum Space Coast Co-Invest, LLC (9)	10/29/2024		Aerospace and Defense		—	216	2,177	2,406
Tinicum Space Coast Holdings, LLC (9)	12/06/2023		Aerospace and Defense		—	25	210	614
Tower Arch Infolinks Media, LP (9)	10/27/2021		Media		—	548,251	253	644
Tower Arch Infolinks Media, LP - Unfunded (7), (9)	10/27/2021		Media		—	347,194	-	-
TPC Holding Company, LP	12/04/2019		Food		—	11,527	12	-
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	670	3	17
United Land Services Holdings, LLC	07/12/2024		Environmental Services		—	184,049	600	695
UniVista Insurance (9)	06/14/2021		Business Services		—	400	-	113
Urology Partners Co, LP	01/20/2023		Healthcare, Education and Childcare		—	1,111,111	1,111	4,656
Wash & Wax Systems. LLC (9)	04/30/2025		Auto Sector		—	514	917	947
Watchtower Holdings, LLC (9)	11/29/2023		Electronics		—	12,419	1,242	1,107
WCP Ivyrehab Coinvestment, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	208	208	268
WCP Ivyrehab QP CF Feeder, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	3,754	3,853	4,839
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	06/27/2022		Healthcare, Education and Childcare		—	246	-	-
White Tiger Newco, LLC	07/31/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	4,833	368	338
Kentucky Racing Holdco, LLC (Warrants) (9)	04/16/2019		Hotels, Motels, Inns and Gaming		—	161,252	-	1,848
Total Common Equity/Partnership Interests/Warrants							120,117	139,097
US Government Securities - 26.9% of Net Assets
U.S. Treasury Bill (5)	10/02/2025	10/31/2025	Short-Term U.S. Government Securities	3.98%	—	125,000	124,809	124,788
Total US Government Securities							124,809	124,788
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							853,416	857,415
Investments in Non-Controlled, Affiliated Portfolio Companies - 1.1% of Net Assets (1), (2)
Preferred Equity/Partnership Interests - 1.1% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2025		Environmental Services		—	918	918	1,657
Cascade Environmental Holdings, LLC - Series B	02/19/2025		Environmental Services		—	5,887,236	32,791	3,234
Total Preferred Equity/Partnership Interests							33,709	4,891
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2015		Environmental Services		—	7,444,347	2,852	—
Total Common Equity/Partnership Interests/Warrants							2,852	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							36,561	4,891
Investments in Controlled, Affiliated Portfolio Companies - 91.6% (1), (2)
First Lien Secured Debt - 14.0% of Net Assets
AKW Holdings Limited (8), (11)	03/07/2018	03/15/2027	Healthcare, Education and Childcare	11.19%	3M SOFR+700	GBP 40,000	54,714	53,850
Pragmatic Institute, LLC	07/05/2022	03/28/2030	Business Services	PIK 9.50%	3M SOFR+550	15,000	15,000	10,875
Total First Lien Secured Debt							69,714	64,725
Subordinated Debt - 35.2% of Net Assets
Flock Financial, LLC (11)	04/19/2024	10/19/2027	Financial Services	12.50%	—	23,031	23,031	23,031
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
PennantPark Senior Loan Fund, LLC (11)	07/31/2020	07/31/2027	Financial Services	12.29%	3M SOFR+800	140,287	140,287	140,287
Total Subordinated Debt							163,318	163,318
Preferred Equity - 5.7% of Net Assets (6)
Flock Financial Class A (11)	04/19/2024		Financial Services		—	2,047,727	7,313	17,868
Flock Financial Class B (9), (11)	04/19/2024		Financial Services		—	5,409,091	19,318	8,415
Total Preferred Equity							26,631	26,283
Common Equity - 36.8% of Net Assets (6)
AKW Holdings Limited - Class A (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	950	132	33,742
AKW Holdings Limited - Class B (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	124	483
AKW Holdings Limited - Class C (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	146	571
JF Intermediate, LLC	08/31/2022		Distribution		—	43,918	4,488	68,332
PennantPark Senior Loan Fund, LLC (11)	07/31/2020		Financial Services		—	82,176,579	$82,358	$67,513
Pragmatic Institute, LLC	03/28/2025		Business Services		—	480	-	-
Total Common Equity							87,248	170,641
Total Investments in Controlled, Affiliated Portfolio Companies							346,911	424,967
Total Investments - 277.5% of Net Assets (12), (14)							1,236,888	1,287,273
Cash Equivalents - 6.6% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			30,711	30,711
Total Cash Equivalents							30,711	30,711
Cash - 4.5% of Net Assets
Non-Money Market Cash							21,028	21,072
Total Cash							21,028	21,072
Total Investments Cash Equivalents, and Cash - 288.6%							$1,288,627	$1,339,056
Liabilities in Excess of Other Assets - (188.6)%								(875,106)
Net Assets - 100%								$463,950
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2025

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our principal investment objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering. On April 14, 2022, trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT.”

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

In January 2022, we formed PennantPark-TSO Senior Loan Fund II, LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of December 31, 2025, our capital commitment of $15.0 million was 100% funded and we held 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2025, we had four portfolio companies on non-accrual status, representing 2.2% of overall portfolio on a cost and 1.1% fair value basis. As of September 30, 2025, we had four portfolio companies on non-accrual status, representing 1.3% and 0.1% of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three months ended December 31, 2025 and 2024, we recorded a provision for taxes on net investment income of $0.7 million and $0.7 million respectively, which pertains to U.S. federal excise tax.

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

For the three months ended December 31, 2025 and 2024, the Company recognized a provision for taxes of less than $(0.1) million and zero on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three months ended December 31, 2025 and 2024, the Company recognized a provision for taxes of zero and less than $(0.1) million, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three months ended December 31, 2025 and 2024, the Company paid zero and zero in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary, respectively. The state and local tax liability is zero as of December 31, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

During the three months ended December 31, 2024, we did not issue any shares under the ATM program.

(e)
Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

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

(h) Segment Reporting

In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 13 for additional information on the Company’s segment accounting policies.

(i) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two-year extension to December 31, 2024, for transitioning away from LIBOR. The Company has adopted the ASU 2020-04, the effect of which was not material to the consolidated financial statements.

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

In November 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment's profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See Note 13 for more information on the effects of the adoption of ASU 2023-07.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2025 and 2024, we recorded base management fees of $3.9 million and $4.3 million, respectively, paid by us to the Investment Adviser.

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

For the three months ended December 31, 2025 and 2024, we recorded an incentive fee of zero and $2.8 million, respectively, related to incentive fees on net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2025 and 2024, we did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2025 and 2024, we did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, we recorded $0.4 million and $0.5 million, respectively, for the services described above.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2025 and 2024.

For the three months ended December 31, 2025, we sold $128.9 million in investments to PSLF at fair value and recognized $0.4 million of net realized gains. For the three months ended December 31, 2024, we sold $286.6 million in investments to PSLF at fair value, and recognized $0.8 million of net realized gains.

For the three months ended December 31, 2025, we sold zero in investments to PTSF II at fair value, and recognized zero of net realized gains. For the three months ended December 31, 2024, we sold zero in investments to PTSF II at fair value, and recognized zero of net realized gains.

As of December 31, 2025 and September 30, 2025, PNNT had a receivable from Administrator of $0.1 million and $0.2 million, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2025 and 2024 totaled $117.5 million and $297.9 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the three months ended December 31, 2025 and 2024 totaled $273.2 million and $353.7 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following:

	December 31, 2025		September 30, 2025
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$509,004	487,900	$606,949	$582,373
U.S. Government Securities	209,555	209,485	124,809	124,788
Second lien	18,639	18,236	18,619	18,161
Subordinated debt / corporate notes	64,797	65,367	60,575	60,933
Subordinated notes in PSLF	140,287	140,287	140,287	140,287
Equity	200,566	237,432	203,291	293,218
Equity in PSLF	82,358	59,767	82,358	67,513
Total investments	1,225,206	1,218,474	1,236,888	1,287,273
Cash and cash equivalents	45,751	45,860	51,739	51,783
Total investments and cash and cash equivalents	$1,270,957	$1,264,334	$1,288,627	$1,339,056

The table below describes investments by industry classification by cost and fair value and enumerates the percentage, by fair value and total net asset value in such industries as of:

	December 31, 2025 (1)				September 30, 2025 (1)
Industry Classification	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage
Short-Term U.S. Government Securities	$209,555	$209,485	21%	46%	$124,809	$124,788	12%	27%
Healthcare, Education and Childcare	115,196	164,480	16%	36%	128,969	168,000	16%	36%
Business Services	158,524	144,342	14%	32%	195,614	184,452	17%	40%
Financial Services	75,456	77,916	8%	17%	70,403	68,959	6%	15%
Distribution	45,968	58,221	6%	13%	57,352	130,850	12%	28%
Consumer Products	53,072	47,932	5%	10%	53,746	49,414	5%	11%
Auto Sector	45,680	44,618	4%	10%	26,621	27,826	2%	6%
Aerospace and Defense	28,775	34,791	3%	8%	39,513	47,113	4%	10%
Environmental Services	60,167	27,144	3%	6%	61,588	31,238	3%	7%
Gaming	22,858	23,183	2%	5%	22,853	23,151	2%	5%
Media	20,958	20,583	2%	5%	17,477	17,434	2%	4%
Diversified Conglomerate Service	20,753	19,734	2%	4%	17,268	16,416	1%	4%
Consumer Services	19,523	19,698	2%	4%	19,067	19,319	2%	4%
Personal, Food and Miscellaneous Services	15,859	19,416	2%	4%	16,207	18,769	2%	4%
Manufacturing/Basic Industry	15,595	16,191	2%	4%	42,601	43,067	4%	9%
Telecommunications	12,519	13,657	1%	3%	22,305	13,695	1%	3%
Chemicals, Plastics and Rubber	15,284	12,783	1%	3%	15,237	12,240	1%	3%
Buildings and Real Estate	12,523	12,546	1%	3%	12,546	12,495	1%	3%
Electronics	3,441	6,048	1%	1%	2,507	5,485	1%	1%
Event Services	536	643	0%	0%	11,823	12,073	1%	3%
Home and Office Furnishings, Housewares and Durable Consumer Products	1,547	2,037	0%	0%	9,258	9,723	1%	2%
Consulting Services	30	26	0%	0%	5,970	5,966	1%	1%
All Other	48,742	42,946	4%	9%	40,509	37,000	3%	8%
Total	$1,002,561	$1,018,420	100%	223%	$1,014,243	$1,079,473	100%	234%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of December 31, 2025 and September 30, 2025, PSLF had total assets of $1,409.3 million and $1,315.4 million, respectively and its investment portfolio consisted of debt investments in 118 and 109 portfolio companies, respectively. As of December 31, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of December 31, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $26.6 million and the five largest investments totaled $123.6 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of December 31, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of December 31, 2025 and September 30, 2025 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%. As of December 31, 2025 and September 30, 2025, there were $246.0 million and $246.0 million of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of December 31, 2025 and September 30, 2025 there were $328.0 million and $328.0 million, respectively, of external 2037 Asset-Backed Debt.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2025 (Unaudited)	September 30, 2025
Total investments	$1,357,342	$1,265,901
Weighted average cost yield on income producing investments	9.6%	10.1%
Number of portfolio companies in PSLF	118	109
Largest portfolio company investment at fair value	$26,563	$24,802
Total of five largest portfolio company investments at fair value	$123,565	$121,360

Below is a listing of PSLF’s individual investments as of December 31, 2025 (par and $ in thousands)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,258.% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	8.74%	SOFR+475	23,450	$23,183	$23,391
ACP Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.49%	SOFR+550	15,157	14,937	15,309
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	8.84%	SOFR+500	16,171	16,079	16,171
APT OPCO, LLC	12/24/25	09/30/31	Health Care Providers and Services	8.67%	SOFR+500	2,868	2,852	2,832
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	9.93%	SOFR+626	5,425	5,421	5,425
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.47%		16,270	16,192	16,270
Alpine Acquisition Corp II (4), (6)	10/12/22	11/30/26	Containers, Packaging and Glass			15,157	15,028	6,972
Amsive Holdings Corporation	03/02/22	12/10/26	Media	9.92%	SOFR+625	13,768	13,717	13,631
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	06/30/26	Media	9.57%	SOFR+590	13,618	13,591	13,618
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	8.84%	SOFR+500	14,850	14,829	14,776
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.42%	SOFR+575	15,542	15,389	15,542
Argano, LLC	12/16/24	09/13/29	Business Services	9.22%	SOFR+550	20,305	20,111	20,508
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.17%	SOFR+450	11,983	11,913	11,983
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.17%	SOFR+550	24,545	24,262	24,545
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.47%	SOFR+675	19,800	19,560	19,651
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.42%	SOFR+575	14,513	14,345	14,367
Big Top Holdings, LLC	06/26/24	02/28/30	Manufacturing / Basic Industries	8.92%	SOFR+525	6,608	6,518	6,608
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.36%	SOFR+650	8,775	8,708	8,665
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.07%	SOFR+540	25,179	25,036	24,675
Blue Cloud Pediatric Surgery Centers LLC	10/09/25	01/21/31	Health Care Providers and Services	8.72%	SOFR+500	2,494	2,469	2,469
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	8.67%	SOFR+500	5,940	5,903	5,940
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.19%	SOFR+535	6,170	5,925	5,209
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	9.67%	SOFR+600	9,863	9,775	9,863
CF512, Inc.	12/29/21	08/20/26	Media	9.98%	SOFR+619	9,019	8,972	8,929
Carisk Buyer, Inc.	02/09/24	12/01/29	Healthcare, Education and Childcare	8.67%	SOFR+500	11,341	11,254	11,426
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.22%	SOFR+550	22,598	22,312	22,372
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	9.67%	SOFR+600	21,824	21,670	21,824
Case Works, LLC	11/26/24	10/01/29	Business Services	8.92%	SOFR+525	10,409	10,342	10,232
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.17%	SOFR+450	20,778	20,682	20,778
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.22%	SOFR+750	1,945	1,945	1,926
Cornerstone Advisors of Arizona, LLC	10/09/25	05/13/32	Professional Services	8.42%	SOFR+475	5,955	5,925	5,925
CJX Borrower, LLC	08/12/22	07/13/27	Media	9.70%	SOFR+576	8,601	8,591	8,601
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	9.08%	SOFR+536	5,258	5,232	5,218
DRI Holding Inc.	08/04/22	12/21/28	Media	9.07%	SOFR+535	5,755	5,450	5,640
DRS Holdings III, Inc.	03/02/22	11/03/25	Consumer Products	8.97%	SOFR+525	4,411	4,399	4,455
DX Electric Company, LLC	12/25/25	10/01/31	Electronic Equipment, Instruments and Components	8.92%	SOFR+525	7,046	6,999	6,994
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.42%	SOFR+475	4,938	4,899	4,938
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	9.14%	SOFR+576	1,568	1,489	1,553
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.64%	SOFR+576	9,646	9,646	5,848
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.17%	SOFR+450	23,124	22,885	23,182
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	8.72%	SOFR+500	12,093	11,941	12,093
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	8.67%	SOFR+500	6,913	6,880	6,913
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.47%	SOFR+575	6,881	6,801	6,881
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.07%	SOFR+635	9,551	9,499	9,503
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	12.98%	SOFR+925	4,128	4,089	4,025
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	8.67%	SOFR+500	15,096	14,992	15,096
Global Holdings InterCo, LLC	03/02/22	03/16/26	Banking, Finance, Insurance & Real Estate	9.33%		6,290	6,287	6,290

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.42%	SOFR+560	3,951	3,923	3,862
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.87%	SOFR+500	12,599	12,530	12,599
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services			15,523	15,449	4,936
HW Holdco, LLC	03/02/22	05/10/26	Media	9.80%	SOFR+590	23,121	23,082	23,121
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.27%	SOFR+560	6,029	6,029	5,727
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	8.72%	SOFR+500	19,134	18,950	18,990
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	9.19%	SOFR+550	14,409	14,347	14,264
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	8.84%	SOFR+500	4,339	4,298	4,317
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	8.98%	SOFR+510	5,438	5,393	5,438
Impact Advisors, LLC	12/10/25	03/19/32	Health Care Technology	8.17%	SOFR+450	7,940	7,940	7,940
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	9.67%	SOFR+600	13,714	13,598	13,714
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.42%	SOFR+575	13,043	13,011	12,651
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	8.92%	SOFR+525	5,940	5,903	5,940
Inventus Power, Inc.	10/10/23	01/15/26	Consumer Products	11.33%	SOFR+761	12,935	12,932	12,935
Kinetic Purchaser, LLC	07/24/23	11/10/27	Consumer Products	9.82%	SOFR+615	13,701	13,599	11,132
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.65%	SOFR+594	2,310	2,310	2,310
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.65%	SOFR+594	733	725	891
Lash OpCo, LLC	03/02/22	02/18/27	Consumer Products	10.94%	SOFR+710	21,806	21,754	21,260
Lightspeed Buyer, Inc.	03/02/22	02/03/27	Healthcare, Education and Childcare	8.42%	SOFR+475	20,065	19,982	20,065
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.46%	SOFR+450	12,251	12,167	12,251
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.27%	SOFR+560	8,153	7,952	8,109
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.57%	SOFR+475	19,677	19,529	19,677
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	9.12%	SOFR+525	19,850	19,684	19,850
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	8.92%	SOFR+510	8,223	8,182	8,223
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.32%	SOFR+565	2,885	2,861	2,885
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	9.92%	SOFR+625	19,423	19,317	19,423
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.17%	SOFR+550	7,860	7,774	7,860
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	8.92%	SOFR+525	19,650	19,433	19,650
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	8.42%	SOFR+475	9,550	9,496	9,550
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	9.71%	SOFR+585	7,162	7,145	7,162
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.02%	SOFR+635	20,039	19,822	19,438
North American Rail Solutions	12/25/25	08/29/31	Road and Rail	8.42%		10,000	9,958	9,950
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.42%	SOFR+575	18,879	18,753	17,897
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	8.92%	SOFR+525	17,945	17,743	17,721
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.08%	SOFR+636	8,227	8,161	8,227
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.42%	SOFR+575	5,739	5,678	5,767
PN Buyer, Inc.	10/09/25	07/31/31	Financial Services	8.17%	SOFR+450	3,556	3,538	3,538
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	9.85%	SOFR+625	12,773	12,613	12,466
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	8.77%	SOFR+500	9,900	9,823	9,727
PD Tri-State Holdco, LLC	12/25/25	10/14/30	Diversified Conglomerate Service	8.92%	SOFR+525	2,970	2,946	2,952
Paving Lessor Corp. First Lien -Term Loan	10/24/25	07/01/31	Commercial Services and Supplies	8.94%	SOFR+525	6,914	6,862	6,879
Pink Lily Holdco, LLC (4)	04/01/22	11/09/27	Retail	4.27%		8,913	8,699	1,114
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.42%	SOFR+575	5,940	5,889	5,999
Puget Collision, LLC	12/24/25	10/02/31	Auto Sector	8.42%	SOFR+475	10,000	9,945	9,938
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	8.92%	SOFR+525	3,960	3,930	3,837
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.42%	SOFR+575	24,637	24,318	24,391
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	9.82%	SOFR+615	11,780	11,717	11,545
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	8.99%	SOFR+500	22,629	22,561	22,629
Recteq, LLC	06/26/24	01/29/26	Consumer Products	10.07%	SOFR+640	9,525	9,521	9,525
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.17%	SOFR+450	3,711	3,683	3,711
Ro Health, LLC	04/03/25	01/17/31	Healthcare Providers & Services	8.17%		9,308	9,250	9,308
Rosco Parent, LLC	12/24/25	09/12/31	Auto Sector	8.42%	SOFR+475	5,154	5,119	5,115
Rural Sourcing Holdings, Inc.	07/24/23	06/16/29	Professional Services	9.85%	SOFR+625	5,493	5,431	4,944
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.72%	SOFR+600	11,880	11,784	11,880
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	9.87%	SOFR+620	6,597	6,582	6,597
Sath Industries, LLC	12/10/25	12/17/29	Building Products	9.17%	SOFR+550	11,360	11,360	11,360
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	8.92%	SOFR+525	4,950	4,916	4,722
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	9.82%	SOFR+615	14,513	14,369	13,859
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.62%	SOFR+690	26,831	26,686	26,563
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	9.15%	SOFR+515	10,578	10,442	10,578
STG Distribution, LLC - First Out New Money Term Loans (4)	10/03/24	10/03/29	Transportation			1,998	1,907	1,698

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
STG Distribution, LLC - Second Out Term Loans (4)	10/03/24	10/03/29	Transportation			4,617	2,593	346
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	8.67%	SOFR+500	14,625	14,563	14,625
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.42%	SOFR+475	16,878	16,785	16,827
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.17%	SOFR+650	9,825	9,713	9,678
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.22%	SOFR+450	19,827	19,654	19,827
TPC US Parent, LLC	03/02/22	11/24/25	Food	9.89%	SOFR+590	11,246	11,240	11,235
Team Services Group, LLC	07/24/23	12/20/27	Healthcare, Education and Childcare	9.09%	SOFR+525	9,563	9,427	9,523
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.57%	SOFR+590	14,769	14,741	14,769
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.75%	SOFR+475	14,443	14,364	14,356
Transgo, LLC	06/07/24	12/29/28	Auto Sector	9.47%	SOFR+575	16,312	16,174	16,312
Tyto Athene, LLC	03/02/22	04/01/28	Aerospace and Defense	8.88%	SOFR+490	11,342	11,280	10,888
Watchtower Buyer, LLC	09/19/24	12/01/29	Consumer Products	9.67%	SOFR+600	23,055	22,867	23,058
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.34%	SOFR+550	6,577	6,676	6,708

Total First Lien Secured Debt							1,382,302	1,347,821
Subordinated Debt - 4.1% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,406	4,406	4,406
Total Subordinated Debt						4,406	4,406	4,406

Equity Securities - 4.8% of Net Assets
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	1,530
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	3,505
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	80

Total Equity Securities							8,177	5,115
Total Investments - 1,267.0% of Net Assets(3)(5)							1,394,885	1,357,342
Cash Equivalents - 19.51% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				3.61%			6,054	6,054
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.71%			12,264	12,264
BlackRock Federal FD Institutional 81 (Money Market Fund)				3.69%			2,586	2,586
Total Cash Equivalents							20,904	20,904
Cash - 22.54% of Net Assets
Cash							24,148	24,148
Total Cash							24,148	24,148

Total Investments, Cash Equivalents and Cash -							$1,439,937	$1,402,394
Liabilities in Excess of Other Assets — (1208.9)% of Net Assets								(1,295,254)
Members' Equity—100.0%								$107,140

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
(3)
As of December 31, 2025, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,394.9 million, $1,357.3 million and 1,267.0%.
(4)
Non-accrual security
(5)
All investments are not registered under the 1933 Act and have restrictions on resale.
(6)
The securities, or a portion thereof, are not 1) pledge as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLOIV, LLC, or 3) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VII, LLC, or 4) securing the 2037 Asset-Backed Debt and held through PennantPark CLO X, LLC.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Below is a listing of PSLF’s individual investments as of September 30, 2025 (par and $ in thousands):

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

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

Equity Securities - 6.6% of Net Assets

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	2,014
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	5,165
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	757

Total Equity Securities							8,177	7,936
Total Investments - 1,046.0% of Net Assets(3)(6)							1,289,319	1,265,901
Cash Equivalents - 13.9% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				4.09%			7,972	7,972
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			6,946	6,946
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.19%			1,920	1,920
Total Cash Equivalents							16,838	16,838
Cash - 19.9% of Net Assets
Cash							24,147	24,147
Total Cash							24,147	24,147
Total Investments, Cash Equivalents and Cash - 1,079.8% of Net Assets							$1,330,304	$1,306,886
Liabilities in Excess of Other Assets — (979.8)% of Net Assets								(1,185,860)
Members' Equity—100.0%								$121,026

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
(3)
As of September 30, 2025, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,289.3 million, $1,265.9 million and 1,046.0%.
(4)
Non-accrual security
(5)
Partial non-accrual PIK security
(6)
All investments are not registered under the 1933 Act and have restrictions on resale.
(7)
The securities, or a portion thereof, are not 1) pledge as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLOIV, LLC, or 3) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VII, LLC, or 4) securing the 2037 Asset-Backed Debt and held through PennantPark CLO X, LLC.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	December 31, 2025 (Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,394,885 and $1,289,319, respectively)	$1,357,342	$1,265,901
Cash equivalents (cost—$20,904 and $16,838, respectively)	20,904	16,838
Cash (cost—$24,148 and $24,147 respectively)	24,148	24,147
Interest receivable	4,884	5,271
Receivable for investments sold	—	1,055
Prepaid expenses and other assets	1,916	2,148
Due from affiliate	131	87
Total assets	1,409,325	1,315,447
Liabilities
2037 Asset-backed debt, net (par—$328,000, unamortized deferred financing cost of $1,797 and $1,887, respectively)	326,203	326,113
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $843 and $940, respectively)	245,157	245,060
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,340 and $1,434, respectively)	244,660	244,566
Credit facility payable	189,600	99,600
Subordinated notes payable to members	250,808	250,808
Payable for investments purchased	18,816	—
Interest payable on credit facility and asset backed debt	13,072	13,730
Distribution payable to members	7,500	8,000
Interest payable on subordinated notes to members	5,114	5,305
Accounts payable and accrued expenses	1,205	1,189
Due to affiliate	50	50
Total liabilities	1,302,185	1,194,421

Members' equity	107,140	121,026
Total liabilities and members' equity	$1,409,325	$1,315,447

———————————

* As of December 31, 2025 and September 30, 2025, PSLF had zero of unfunded commitments to fund investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended December 31,
	2025	2024
Investment income:
Interest	$32,440	$32,953
Other income	404	523
Total investment income	32,844	33,476
Expenses:
Interest expense on credit facility and asset-backed debt	16,209	15,643
Interest expense on subordinated notes to members	7,698	7,343
Administration services expense	850	778
General and administrative expenses	342	396
Total expenses	25,099	24,160
Net investment income	7,745	9,316
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	—	(2,126)
Net change in unrealized appreciation (depreciation) on investments	(14,131)	(1,918)
Net realized and unrealized gain (loss) on investments	(14,131)	(4,044)
Net increase (decrease) in members' equity resulting from operations	$(6,386)	$5,272

———————————

(1) No management or incentive fees are payable by PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management payable on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$29,807	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	455,972	Market Comparable	Market yield	4.0% - 27.3% (10.3%)
First lien	2,121	Enterprise Market Value	EBITDA multiple	7.9x - 8.3x (8.0x)
Second lien	14,825	Market Comparable	Market yield	13.2% - 15.3% (14.2%)
Second lien	3,411	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	205,654	Market Comparable	Market yield	8.5% - 25.0% (12.9%)
Equity	231,163	Enterprise Market Value	EBITDA multiple	1.1x - 18.0x (9.5x)
Total Level 3 investments	$942,953
Debt Category ($ in thousands)
Truist Credit Facility	$295,464	Market Comparable	Market yield	5.5%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$31,018	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	550,259	Market Comparable	Market yield	4.0% – 24.5% (10.1%)
First lien	1,096	Enterprise Market Value	EBITDA multiple	7.5x - 8.3x (8.1x)
Second lien	14,750	Market Comparable	Market yield	13.2% - 15.5% (14.3%)
Second lien	3,411	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	201,220	Market Comparable	Market yield	7.0% - 25.4% (13.2%)
Equity	286,210	Enterprise Market Value	EBITDA multiple	1.5x - 28.3x (9.4x)
Total Level 3 investments	$1,087,964
Debt Category ($ in thousands)
Truist Credit Facility	$425,477	Market Comparable	Market yield	4.9%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair value at December 31, 2025
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$711,790	$—	$—	$711,790	$—
U.S. Government Securities(3)	209,485	—	209,485	—	—
Equity investments	297,199	—	—	231,163	66,036
Total investments	1,218,474	—	209,485	942,953	66,036
Cash equivalents	17,660	17,660	—	—	—
Total investments and cash equivalents	$1,236,134	$17,660	$209,485	$942,953	$66,036
Truist Credit Facility	$295,464	$—	$—	$295,464	$—
2026 Notes(2)	149,698	—	149,698	—	—
2026 Notes-2(2)	164,147	—	164,147	—	—
Total debt	$609,309	$—	$313,845	$295,464	$—

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
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service which utilize broker-supplied prices.

	Fair Value at September 30, 2025
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$801,754	$—	$—	$801,754	$—
U.S. Government Securities(3)	124,788	—	124,788	—	—
Equity investments	360,731	—	—	286,210	74,521
Total investments	1,287,273	—	124,788	1,087,964	74,521
Cash equivalents	30,711	30,711	—	—	—
Total investments and cash equivalents	$1,317,984	$30,711	$124,788	$1,087,964	$74,521
Truist Credit Facility	$425,477	$—	$—	$425,477	$—
2026 Notes(2)	149,473	—	149,473	—	—
2026 Notes-2(2)	163,933	—	163,933	—	—
Total debt	$738,883	$—	$313,406	$425,477	$—

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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	December 31, 2025
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$801,754	$286,210	$1,087,964
Net realized gain (loss)	(7,878)	66,776	58,898
Net change in unrealized appreciation (depreciation)	3,791	(52,323)	(48,532)
Purchases, PIK interest, net discount accretion and non-cash exchanges	112,390	5,223	117,613
Sales, repayments and non-cash exchanges	(198,267)	(74,723)	(272,990)
Transfers in/out of Level 3	—	—	—
Ending balance	$711,790	$231,163	$942,953
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(3,913)	$13,287	$9,374

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

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

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three months ended December 31,
Long-Term Credit Facility	2025	2024
Beginning balance (cost – $426,456 and $461,456, respectively)	$425,477	$460,361
Net change in unrealized appreciation (depreciation) included in earnings	(13)	(3,328)
Borrowings (1)	30,000	55,000
Repayments (1)	(160,000)	(52,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $296,456 and $464,456, respectively)	$295,464	$460,033
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $296,456 and $464,456, respectively)	$295,464	$460,033

(1)
Excludes temporary draws.

As of December 31, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,422	March 31, 2026	$998
Canadian dollar	CAD 2,800	$2,036	$2,043	January 31, 2026	$(6)

As of September 30, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,465	December 31, 2025	$955
Canadian dollar	CAD 2,800	$2,036	$2,012	October 29, 2025	$24

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $3.9 and zero of expenses relating to amendment costs on the Truist Credit Facility during the three months ended December 31, 2025 and 2024, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and 2026 Notes-2.

For the three months ended December 31, 2025 and 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $3.3 million, respectively. As of December 31, 2025 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $1.0 million and $1.0 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2025	Gross Additions(1)	Gross Reductions	Net Realized Gains (Losses)	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2025	Interest Income	PIK Income	Dividend Income
Controlled Affiliates
AKW Holdings Limited	$88,646	$4,547	$(4,604)	$(184)	$13,016	$101,421	$1,235	$—	$—
Flock Financial, LLC	49,314	—	—	—	4,537	$53,851	736	—	—
JF Intermediate, LLC (JF Holdings Corp.)	68,332	—	(67,546)	63,059	(63,845)	$—	—	—	—
Pragmatic Institute, LLC	10,875	—	(36)	—	(1,527)	9,312	—	—	—
PennantPark Senior Loan Fund, LLC (2)	207,800	—	—	—	(7,746)	200,054	4,300	—	4,184
Total Controlled Affiliates	$424,967	$4,547	$(72,186)	$62,875	$(55,565)	$364,638	$6,271	$—	$4,184
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$4,891	$—	$—	$—	$(3,140)	$1,751	$—	$—	$—
Total Non-Controlled Affiliates	$4,891	$—	$—	$—	$(3,140)	$1,751	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$429,858	$4,547	$(72,186)	$62,875	$(58,705)	$366,389	$6,271	$—	$4,184

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

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Realized Gains (Losses)	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2024	Interest Income	PIK Income	Dividend Income
Controlled Affiliates
AKW Holdings Limited	$60,798	$—	$—	$—	$(3,755)	$57,043	$1,592	$—	$—
Flock Financial, LLC	48,839	823	—	—	—	49,662	—	823	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	49	(125)	—	35,502	126,284	1,428	—	—
PennantPark Senior Loan Fund, LLC (2)	183,809	26,250	—	—	(1,843)	208,216	4,235	—	4,851
Total Controlled Affiliates	$384,304	$27,122	$(125)	$—	$29,904	$441,205	$7,255	$823	$4,851
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$—	$(19,945)	$9,317	$—	$—	$—
Walker Edison Furniture Company LLC (4)	4,161	375	—	—	(2,821)	1,715	—	—	—
Total Non-Controlled Affiliates	$33,423	$375	$—	$—	$(22,766)	$11,032	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$417,727	$27,497	$(125)	$—	$7,138	$452,237	$7,255	$823	$4,851

1.
Includes PIK.
2.
We and Pantheon are the members of PSLF, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSLF make investments in the PSLF in the form of subordinated debt and equity interests, and all portfolio and other material decision regarding PSLF must be submitted to PSLF’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Pantheon. Because management of PSLF is shared equally between us and Pantheon, we do not believe we control PSLF for purposes of the 1940 Act or otherwise.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended December 31,
	2025	2024
Numerator for net increase (decrease) in net assets resulting from operations	$8,955	$16,084
Denominator for basic and diluted weighted average shares	65,296,094	65,296,094
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.14	$0.25

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2025, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $17.7 million and $28.2 million. As of September 30, 2025, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $30.7 million and $21.1 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Three Months Ended December 31,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$7.11	$7.56
Net investment income (1)	0.11	0.20
Net change in realized and unrealized gain (loss) (1)	0.03	0.05
Net increase (decrease) in net assets resulting from operations (1)	0.14	0.25
Distributions to stockholders (1), (2)	(0.24)	(0.24)
Net asset value, end of period (8)	$7.00	$7.57
Per share market value, end of period	$5.96	$7.08
Total return* (3)	(7.65)%	4.86%
Shares outstanding at end of period	65,296,094	65,296,094
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.10%	7.69%
Ratio of debt related expenses to average net assets (5)	9.95%	9.53%
Ratio of total expenses to average net assets (5)	15.05%	17.22%
Ratio of net investment income to average net assets (5)	8.59%	10.55%
Net assets at end of period	$457,234	$494,321
Weighted average debt outstanding	$722,974	$753,927
Weighted average debt per share (1)	$11.07	$11.55
Asset coverage per unit (6)	$1,749	$1,638
Portfolio turnover ratio* (7)	10.30%	24.90%

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
(4)
Total expenses excluding debt-related costs.
(5)
Includes interest and expenses on debt (annualized) as well as the Truist Credit Facility amendment, debt issuance costs and excludes debt extinguishments cost, if any, (not annualized).
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
(7)
Excludes short-term U.S. Government Securities
(8)
The three months ended December 31, 2025 does not foot due to rounding

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2025 and 2024, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes and 2026 Notes-2, was 6.3% and 6.2%, respectively. As of December 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2025 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 175% and 163%, respectively.

Truist Credit Facility

As of December 31, 2025, we increased the availability under the multi-currency Truist Credit Facility for up to $535 million (increased from $500 million in December 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2025 and September 30, 2025, we had $296.5 million and $426.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.8% and 6.5%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2025 and September 30, 2025. The Truist Credit Facility was amended in December 2025. This amended revolving facility has a stated maturity date of December 11, 2030 and decreased pricing to SOFR plus 210 basis points from SOFR plus 235 basis points (or an alternative risk-free floating interest rate index). As of December 31, 2025 and September 30, 2025, we had $238.5 million and $73.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of December 31, 2025, we were in compliance with the terms of the Truist Credit Facility.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2025 and September 30, 2025, we had $370.1 million and $344.6 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $13.2 million and $13.2 million to PSLF as of December 31, 2025 and September 30, 2025, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

DECEMBER 31, 2025

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2025, PennantPark Senior Loan Fund, LLC, JF Intermediate, LLC and AKW Holdings Limited triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PSLF, LLC for the years ended September 30, 2025, 2024, and 2023 were filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Our investment in JF Intermediate, LLC was realized on December 11, 2025.

In March 2018, AKW Holdings Limited became controlled affiliate. Below is certain selected key financial data from AKW Holdings Limited's income statements for the periods in which our investment in AKW Holdings Limited exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

AKW Holdings Limited:

	Three Months Ended December 31,
Income Statement	2025	2024
Total revenue	$24,171	$21,020
Total expenses	23,741	22,292
Net income (loss)	$430	$(1,272)

13. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with a principal investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company's Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primary based on the Company's net increase (decrease) in net assets resulting from operations ("Net Income") and net investment income ("NII"). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company's stockholders. As the Company's operations comprise of single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as "total assets" and significant segment expenses are listed on accompanying consolidated statements of operations.

14. SUBSEQUENT EVENTS

On January 30, 2026, the Company issued $75.0 million in aggregate principal amount of 7.0% Senior Unsecured Notes due February 1, 2029.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025, the related consolidated statements of operations and changes in net assets for the three-months ended December 31, 2025 and 2024, and cash flows for the three-months ended December 31, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 24, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

February 9, 2026

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

Overview

PennantPark Investment Corporation is a BDC whose principal objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments primarily made to U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and equity investments.

We believe middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We hold a carefully constructed portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments ranging from approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristic compared to debt instruments that are rated above investment grade. Our debt investments may generally range in maturity from three to ten years and are made in U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2025, our portfolio totaled $1,218.5 million and consisted of $487.9 million or 40% of first lien secured debt, $209.5 million or 17% of U.S. Government Securities, $18.2 million or 2% of second lien secured debt, $205.7 million or 17% of subordinated debt (including $140.3 million or 12% in PSLF) and $297.2 million or 24% of preferred and common equity (including $59.8 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 89% variable-rate investments and 11% fixed-rate investments. As of December 31, 2025, we had four portfolio companies on non-accrual, representing 2.2% and 1.1% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation (depreciation) of $(6.7) million as of December 31, 2025. Our overall portfolio consisted of 158 companies with an average investment size of $6.4 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 10.9%.

As of September 30, 2025, our portfolio totaled $1,287.3 million and consisted of $582.4 million or 45% of first lien secured debt, $124.8 million or 10% of U.S. Government Securities, $18.2 million or 1% of second lien secured debt, $201.2 million or 16% of subordinated debt (including $140.3 million or 11% in PSLF) and $360.7 million or 28% of preferred and common equity (including $67.5 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 91% variable-rate investments and 9% fixed-rate investments. As of September 30, 2025, we had four portfolio companies on non-accrual, representing 1.3% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $50.4 million as of September 30, 2025. Our overall portfolio consisted of 166 companies with an average investment size of $7.0 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 11.0%.

For the three months ended December 31, 2025, we invested $115.1 million in three new and 51 existing portfolio companies with a weighted average yield on debt investments of 9.7%. For the three months ended December 31, 2025, sales and repayments of investments totaled $273.2 million including $128.9 million sold to PSLF. The investments, sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

For the three months ended December 31, 2024, we invested $295.7 million in 12 new and 61 existing portfolio companies with a weighted average yield on debt investments of 10.6%. For the three months ended December 31, 2024, sales and repayments of investments totaled $353.7 million including $286.6 million sold to PSLF. The investments, sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

PennantPark Senior Loan Fund, LLC

As of December 31, 2025, PSLF’s portfolio totaled $1,357.3 million, consisted of 118 companies with an average investment size of $11.5 million and had a weighted average yield interest bearing debt investments of 9.6%.

As of September 30, 2025, PSLF’s portfolio totaled $1,265.9 million, consisted of 109 companies with an average investment size of $11.6 million and had a weighted average yield interest bearing debt investments of 10.1%.

For the three months ended December 31, 2025, PSLF invested $129.5 million, including $128.9 million purchased from the Company, in 11 new and 12 existing portfolio companies at weighted average yield interest bearing debt investments of 9.2%. PSLF’s sales and repayments of investments for the same period totaled $25.3 million.

For the three months ended December 31, 2024, PSLF invested $353.8 million, including $286.6 million purchased from the Company, in 15 new and 43 existing portfolio companies at weighted average yield on interest bearing debt investments of 10.5%. PSLF’s sales and repayments of investments for the same period totaled $109.1 million.

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

During the three months ended December 31, 2024, we did not issue any shares under the ATM program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2025 Annual Report on Form 10-K during the three months ended December 31, 2025.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $3.9 million and zero of expenses relating to amendment costs on the Truist Credit Facility for both the three months ended December 31, 2025 and 2024, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three months ended December 31, 2025 and 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $3.3 million, respectively. As of December 31, 2025 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $1.0 million and $1.0 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three months ended December 31, 2025 and 2024, we recorded a provision for taxes on net investment income of $0.7 million and $0.7 million, respectively, which pertains to U.S. federal excise tax.

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

For the three months ended December 31, 2025 and 2024, the Company recognized a provision for taxes of less than $(0.1) million and zero on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three months ended December 31, 2025 and 2024, the Company recognized a provision for taxes of zero and less than $(0.1) million on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three months ended December 31, 2025 and 2024, the Company paid zero and zero in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary, respectively. The state and local tax liability is zero as of December 31, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2025 and 2024.

Investment Income

For the three months ended December 31, 2025, investment income was $27.3 million, which was attributable to $20.3 million from first lien secured debt, $0.4 million from second lien secured debt, $1.9 million from subordinated debt and $4.7 million from other investments, respectively. For the three months ended December 31, 2024, investment income was $34.2 million, which was attributable to $25.2 million from first lien secured debt, $2.0 million from second lien secured debt, $1.1 million from subordinated debt and $5.9 million from other investments, respectively. The decrease in investment income for three months ended December 31, 2025, was primarily due to a decrease in our total portfolio size and a decrease in our weighted average yield on debt investments.

Expenses

For the three months ended December 31, 2025, expenses totaled $20.3 million and were comprised of $14.4 million of debt related interest and expenses, $3.9 million of base management fees, $1.3 million of general and administrative expenses and $0.7 million of provision for excise taxes, respectively. For the three months ended December 31, 2024, expenses totaled $21.2 million and were comprised of $11.7 million of debt-related interest and expenses, $4.3 million of base management fees, $2.8 million of incentive fees, $1.7 million of general and administrative expenses and $0.7 million of provision for excise taxes, respectively. The decrease in expenses for the three months ended December 31, 2025, was primarily due to a decrease in incentive fees offset by one-time credit facility amendment costs.

Net Investment Income

For the three months ended December 31, 2025, net investment income totaled $7.0 million, or $0.11 per share, respectively. For the three months ended December 31, 2024, net investment income totaled $13.0 million, or $0.20 per share, respectively. The decrease in net investment income was primarily due to a decrease in investment income and partially offset by a decrease in expenses.

Net Realized Gains or Losses

For the three months ended December 31, 2025 and 2024, net realized gains (losses) totaled $59.0 million and $(2.6) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2025 and 2024, we reported net change in unrealized appreciation (depreciation) on investments $(57.1) million and $2.4 million, respectively. As of December 31, 2025 and September 30, 2025, our net unrealized appreciation (depreciation) on investments totaled $(6.7) million and $50.4 million, respectively. The net change in unrealized depreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three months ended December 31, 2025 and 2024, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $3.3 million, respectively. As of December 31, 2025 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $1.0 million and $1.0 million, respectively. The net change in unrealized appreciation (depreciation) compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three months ended December 31, 2025 and 2024, net increase (decrease) in net assets resulting from operations totaled $9.0 million and $16.1 million or $0.14 per share and $0.25 per share, respectively. The decrease from net operations for the three months ended December 31, 2025, was primarily due to a operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of December 31, 2025 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act was 175% and 163%, respectively.

For the three months ended December 31, 2025 and 2024, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on, 2026 Notes and 2026 Notes-2, was 6.3% and 6.2%, respectively.

As of December 31, 2025, we had the multi-currency Truist Credit Facility for up to $535 million (increased from $500 million in December 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2025 and September 30, 2025, we had $296.5 million and $426.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.8% and 6.5%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2025 and September 30, 2025. The Truist Credit Facility was amended in December 2025 This amended revolving has a stated maturity date of December 11, 2030 and decreased pricing to SOFR plus 210 basis points from SOFR plus 235 basis points (or an alternative risk-free floating interest rate index). As of December 31, 2025 and September 30, 2025, we had $238.5 million and $73.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of December 31, 2025, we were in compliance with the terms of the Truist Credit Facility.

As of December 31, 2025, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semiannually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62% The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of December 31, 2025, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

During the three months ended December 31, 2024, we did not issue any shares under the ATM program.

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

As of December 31, 2025 and September 30, 2025, we had cash and cash equivalents of $45.9 million and $51.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

For the three months ended December 31, 2025, our operating activities provided cash of $134.5 million and our financing activities used cash of $140.4 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility and distributions paid to stockholders.

For the three months ended December 31, 2024, our operating activities provided cash of $18.7 million and our financing activities used cash of $12.7 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for distributions paid to stockholders.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of December 31, 2025 and September 30, 2025, PSLF had total assets of $1,409.3 million and $1,315.4 million, respectively and its investment portfolio consisted of debt investments in 118 and 109 portfolio companies, respectively. As of December 31, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of December 31, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $26.6 million and the five largest investments totaled $123.6 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of December 31, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of December 31, 2025 and September 30, 2025 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R)

Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%. As of December 31, 2025 and September 30, 2025, there were $246.0 million and $246.0 million of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of December 31, 2025 and September 30, 2025 there were $328.0 million and $328.0 million, respectively, of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2025 (Unaudited)	September 30, 2025
Total investments	$1,357,342	$1,265,901
Weighted average cost yield on income producing investments	9.6%	10.1%
Number of portfolio companies in PSLF	118	109
Largest portfolio company investment at fair value	$26,563	$24,802
Total of five largest portfolio company investments at fair value	$123,565	$121,360

Below is a listing of PSLF’s individual investments as of December 31, 2025 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,258.% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	8.74%	SOFR+475	23,450	$23,183	$23,391
ACP Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.49%	SOFR+550	15,157	14,937	15,309
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	8.84%	SOFR+500	16,171	16,079	16,171
APT OPCO, LLC	12/24/25	09/30/31	Health Care Providers and Services	8.67%	SOFR+500	2,868	2,852	2,832
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	9.93%	SOFR+626	5,425	5,421	5,425
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.47%		16,270	16,192	16,270
Alpine Acquisition Corp II (4), (6)	10/12/22	11/30/26	Containers, Packaging and Glass			15,157	15,028	6,972
Amsive Holdings Corporation	03/02/22	12/10/26	Media	9.92%	SOFR+625	13,768	13,717	13,631
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	06/30/26	Media	9.57%	SOFR+590	13,618	13,591	13,618
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	8.84%	SOFR+500	14,850	14,829	14,776
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.42%	SOFR+575	15,542	15,389	15,542
Argano, LLC	12/16/24	09/13/29	Business Services	9.22%	SOFR+550	20,305	20,111	20,508
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.17%	SOFR+450	11,983	11,913	11,983
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.17%	SOFR+550	24,545	24,262	24,545
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.47%	SOFR+675	19,800	19,560	19,651
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.42%	SOFR+575	14,513	14,345	14,367
Big Top Holdings, LLC	06/26/24	02/28/30	Manufacturing / Basic Industries	8.92%	SOFR+525	6,608	6,518	6,608
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.36%	SOFR+650	8,775	8,708	8,665
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.07%	SOFR+540	25,179	25,036	24,675
Blue Cloud Pediatric Surgery Centers LLC	10/09/25	01/21/31	Health Care Providers and Services	8.72%	SOFR+500	2,494	2,469	2,469
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	8.67%	SOFR+500	5,940	5,903	5,940
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.19%	SOFR+535	6,170	5,925	5,209
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	9.67%	SOFR+600	9,863	9,775	9,863
CF512, Inc.	12/29/21	08/20/26	Media	9.98%	SOFR+619	9,019	8,972	8,929
Carisk Buyer, Inc.	02/09/24	12/01/29	Healthcare, Education and Childcare	8.67%	SOFR+500	11,341	11,254	11,426
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.22%	SOFR+550	22,598	22,312	22,372
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	9.67%	SOFR+600	21,824	21,670	21,824
Case Works, LLC	11/26/24	10/01/29	Business Services	8.92%	SOFR+525	10,409	10,342	10,232
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.17%	SOFR+450	20,778	20,682	20,778
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.22%	SOFR+750	1,945	1,945	1,926
Cornerstone Advisors of Arizona, LLC	10/09/25	05/13/32	Professional Services	8.42%	SOFR+475	5,955	5,925	5,925
CJX Borrower, LLC	08/12/22	07/13/27	Media	9.70%	SOFR+576	8,601	8,591	8,601
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	9.08%	SOFR+536	5,258	5,232	5,218
DRI Holding Inc.	08/04/22	12/21/28	Media	9.07%	SOFR+535	5,755	5,450	5,640
DRS Holdings III, Inc.	03/02/22	11/03/25	Consumer Products	8.97%	SOFR+525	4,411	4,399	4,455

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
DX Electric Company, LLC	12/25/25	10/01/31	Electronic Equipment, Instruments and Components	8.92%	SOFR+525	7,046	6,999	6,994
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.42%	SOFR+475	4,938	4,899	4,938
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	9.14%	SOFR+576	1,568	1,489	1,553
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.64%	SOFR+576	9,646	9,646	5,848
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.17%	SOFR+450	23,124	22,885	23,182
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	8.72%	SOFR+500	12,093	11,941	12,093
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	8.67%	SOFR+500	6,913	6,880	6,913
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.47%	SOFR+575	6,881	6,801	6,881
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.07%	SOFR+635	9,551	9,499	9,503
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	12.98%	SOFR+925	4,128	4,089	4,025
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	8.67%	SOFR+500	15,096	14,992	15,096
Global Holdings InterCo, LLC	03/02/22	03/16/26	Banking, Finance, Insurance & Real Estate	9.33%		6,290	6,287	6,290
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.42%	SOFR+560	3,951	3,923	3,862
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.87%	SOFR+500	12,599	12,530	12,599
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services			15,523	15,449	4,936
HW Holdco, LLC	03/02/22	05/10/26	Media	9.80%	SOFR+590	23,121	23,082	23,121
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.27%	SOFR+560	6,029	6,029	5,727
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	8.72%	SOFR+500	19,134	18,950	18,990
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	9.19%	SOFR+550	14,409	14,347	14,264
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	8.84%	SOFR+500	4,339	4,298	4,317
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	8.98%	SOFR+510	5,438	5,393	5,438
Impact Advisors, LLC	12/10/25	03/19/32	Health Care Technology	8.17%	SOFR+450	7,940	7,940	7,940
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	9.67%	SOFR+600	13,714	13,598	13,714
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.42%	SOFR+575	13,043	13,011	12,651
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	8.92%	SOFR+525	5,940	5,903	5,940
Inventus Power, Inc.	10/10/23	01/15/26	Consumer Products	11.33%	SOFR+761	12,935	12,932	12,935
Kinetic Purchaser, LLC	07/24/23	11/10/27	Consumer Products	9.82%	SOFR+615	13,701	13,599	11,132
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.65%	SOFR+594	2,310	2,310	2,310
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.65%	SOFR+594	733	725	891
Lash OpCo, LLC	03/02/22	02/18/27	Consumer Products	10.94%	SOFR+710	21,806	21,754	21,260
Lightspeed Buyer, Inc.	03/02/22	02/03/27	Healthcare, Education and Childcare	8.42%	SOFR+475	20,065	19,982	20,065
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.46%	SOFR+450	12,251	12,167	12,251
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.27%	SOFR+560	8,153	7,952	8,109
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.57%	SOFR+475	19,677	19,529	19,677
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	9.12%	SOFR+525	19,850	19,684	19,850
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	8.92%	SOFR+510	8,223	8,182	8,223
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.32%	SOFR+565	2,885	2,861	2,885
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	9.92%	SOFR+625	19,423	19,317	19,423
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.17%	SOFR+550	7,860	7,774	7,860
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	8.92%	SOFR+525	19,650	19,433	19,650
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	8.42%	SOFR+475	9,550	9,496	9,550
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	9.71%	SOFR+585	7,162	7,145	7,162
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.02%	SOFR+635	20,039	19,822	19,438
North American Rail Solutions	12/25/25	08/29/31	Road and Rail	8.42%		10,000	9,958	9,950
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.42%	SOFR+575	18,879	18,753	17,897
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	8.92%	SOFR+525	17,945	17,743	17,721
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.08%	SOFR+636	8,227	8,161	8,227
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.42%	SOFR+575	5,739	5,678	5,767
PN Buyer, Inc.	10/09/25	07/31/31	Financial Services	8.17%	SOFR+450	3,556	3,538	3,538
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	9.85%	SOFR+625	12,773	12,613	12,466
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	8.77%	SOFR+500	9,900	9,823	9,727
PD Tri-State Holdco, LLC	12/25/25	10/14/30	Diversified Conglomerate Service	8.92%	SOFR+525	2,970	2,946	2,952
Paving Lessor Corp. First Lien -Term Loan	10/24/25	07/01/31	Commercial Services and Supplies	8.94%	SOFR+525	6,914	6,862	6,879
Pink Lily Holdco, LLC (4)	04/01/22	11/09/27	Retail	4.27%		8,913	8,699	1,114
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.42%	SOFR+575	5,940	5,889	5,999
Puget Collision, LLC	12/24/25	10/02/31	Auto Sector	8.42%	SOFR+475	10,000	9,945	9,938
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	8.92%	SOFR+525	3,960	3,930	3,837
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.42%	SOFR+575	24,637	24,318	24,391
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	9.82%	SOFR+615	11,780	11,717	11,545
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	8.99%	SOFR+500	22,629	22,561	22,629
Recteq, LLC	06/26/24	01/29/26	Consumer Products	10.07%	SOFR+640	9,525	9,521	9,525

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.17%	SOFR+450	3,711	3,683	3,711
Ro Health, LLC	04/03/25	01/17/31	Healthcare Providers & Services	8.17%		9,308	9,250	9,308
Rosco Parent, LLC	12/24/25	09/12/31	Auto Sector	8.42%	SOFR+475	5,154	5,119	5,115
Rural Sourcing Holdings, Inc.	07/24/23	06/16/29	Professional Services	9.85%	SOFR+625	5,493	5,431	4,944
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.72%	SOFR+600	11,880	11,784	11,880
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	9.87%	SOFR+620	6,597	6,582	6,597
Sath Industries, LLC	12/10/25	12/17/29	Building Products	9.17%	SOFR+550	11,360	11,360	11,360
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	8.92%	SOFR+525	4,950	4,916	4,722
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	9.82%	SOFR+615	14,513	14,369	13,859
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.62%	SOFR+690	26,831	26,686	26,563
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	9.15%	SOFR+515	10,578	10,442	10,578
STG Distribution, LLC - First Out New Money Term Loans (4)	10/03/24	10/03/29	Transportation			1,998	1,907	1,698
STG Distribution, LLC - Second Out Term Loans (4)	10/03/24	10/03/29	Transportation			4,617	2,593	346
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	8.67%	SOFR+500	14,625	14,563	14,625
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.42%	SOFR+475	16,878	16,785	16,827
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.17%	SOFR+650	9,825	9,713	9,678
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.22%	SOFR+450	19,827	19,654	19,827
TPC US Parent, LLC	03/02/22	11/24/25	Food	9.89%	SOFR+590	11,246	11,240	11,235
Team Services Group, LLC	07/24/23	12/20/27	Healthcare, Education and Childcare	9.09%	SOFR+525	9,563	9,427	9,523
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.57%	SOFR+590	14,769	14,741	14,769
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.75%	SOFR+475	14,443	14,364	14,356
Transgo, LLC	06/07/24	12/29/28	Auto Sector	9.47%	SOFR+575	16,312	16,174	16,312
Tyto Athene, LLC	03/02/22	04/01/28	Aerospace and Defense	8.88%	SOFR+490	11,342	11,280	10,888
Watchtower Buyer, LLC	09/19/24	12/01/29	Consumer Products	9.67%	SOFR+600	23,055	22,867	23,058
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.34%	SOFR+550	6,577	6,676	6,708

Total First Lien Secured Debt							1,382,302	1,347,821
Subordinated Debt - 4.1% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,406	4,406	4,406
Total Subordinated Debt						4,406	4,406	4,406

Equity Securities - 4.8% of Net Assets
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	1,530
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	3,505
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	80

Total Equity Securities							8,177	5,115
Total Investments - 1,267.0% of Net Assets(3)(5)							1,394,885	1,357,342
Cash Equivalents - 19.51% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				3.61%			6,054	6,054
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.71%			12,264	12,264
BlackRock Federal FD Institutional 81 (Money Market Fund)				3.69%			2,586	2,586
Total Cash Equivalents							20,904	20,904
Cash - 22.54% of Net Assets
Cash							24,148	24,148
Total Cash							24,148	24,148

Total Investments, Cash Equivalents and Cash -							$1,439,937	$1,402,394
Liabilities in Excess of Other Assets — (1208.9)% of Net Assets								(1,295,254)
Members' Equity—100.0%								$107,140

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
(3)
As of December 31, 2025, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,394.9 million, $1,357.3 million and 1,267.0%.
(4)
Non-accrual security
(5)
All investments are not registered under the 1933 Act and have restrictions on resale.
(6)
The securities, or a portion thereof, are not 1) pledge as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLOIV, LLC, or 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO VII, LLC, or 4) securing the 2037 Asset-Backed Debt and held through PennantPark CLO X, LLC.

Below is a listing of PSLF’s individual investments as of September 30, 2025 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

First Lien Secured Debt - 1,035.8% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	9.04%	SOFR+475	7,590	$7,474	$7,514
Acp Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.79%	SOFR+550	15,196	14,963	15,348
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	9.83%	SOFR+550	16,181	16,072	16,100
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	10.26%	SOFR+626	4,788	4,788	4,788
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.91%	SOFR+575	4,800	4,718	4,800
Alpine Acquisition Corp II (4), (7)	10/12/22	11/30/26	Containers, Packaging and Glass			15,185	15,056	7,896
Amsive Holdings Corporation	03/02/22	12/10/26	Media	10.35%	SOFR+635	13,805	13,745	13,667
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	06/30/26	Media	9.90%	SOFR+590	13,837	13,803	13,837
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	9.31%	SOFR+500	14,888	14,867	14,813
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.75%	SOFR+575	15,581	15,426	15,581
Argano, LLC	12/16/24	09/13/29	Business Services	9.89%	SOFR+575	14,850	14,730	14,628
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.50%	SOFR+450	12,013	11,942	12,013
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.50%	SOFR+550	24,607	24,305	24,607
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.91%	SOFR+675	19,850	19,606	19,701
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.75%	SOFR+575	14,550	14,375	14,405
Big Top Holdings, LLC	06/26/24	02/28/30	Manufacturing / Basic Industries	9.25%	SOFR+525	6,626	6,531	6,626
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.77%	SOFR+650	8,798	8,726	8,688
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.40%	SOFR+540	25,244	25,052	24,802
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	9.00%	SOFR+500	5,955	5,916	5,955
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.51%	SOFR+535	6,186	5,926	5,348
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	10.00%	SOFR+600	7,425	7,334	7,425
CF512, Inc.	12/29/21	08/20/26	Media	10.36%	SOFR+619	9,042	8,983	8,952
Carisk Buyer, Inc.	02/09/24	12/01/29	Healthcare, Education and Childcare	9.00%	SOFR+500	11,370	11,276	11,370
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.66%	SOFR+550	22,655	22,360	22,428
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	10.00%	SOFR+600	21,880	21,708	21,880
Case Works, LLC	11/26/24	10/01/29	Business Services	9.25%	SOFR+525	10,436	10,366	9,966
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.50%	SOFR+450	20,831	20,730	20,831
Compex Legal Services, Inc.	12/23/24	02/09/26	Business Services	9.55%	SOFR+555	931	931	931
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.66%	SOFR+750	1,950	1,950	1,940
CJX Borrower, LLC	08/12/22	07/13/27	Media	10.08%	SOFR+576	8,624	8,614	8,624
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	10.03%	SOFR+586	5,271	5,243	5,232
DRI Holding Inc.	08/04/22	12/21/28	Media	9.51%	SOFR+535	5,770	5,442	5,655
DRS Holdings III, Inc.	03/02/22	11/03/25	Consumer Products	9.41%	SOFR+525	4,478	4,478	4,523
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.75%	SOFR+475	4,950	4,910	4,950
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	9.46%	SOFR+526	1,572	1,486	1,565
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.96%	SOFR+576	9,670	9,670	7,873
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.75%	SOFR+475	23,169	22,915	23,227
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	9.16%	SOFR+500	12,124	11,963	12,124
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	9.00%	SOFR+500	6,930	6,895	6,930
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.91%	SOFR+575	7,040	6,955	7,040
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.51%	SOFR+635	9,551	9,491	9,551
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	13.35%	SOFR+915	4,140	4,096	4,057
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.00%	SOFR+500	12,485	12,377	12,485
Global Holdings InterCo, LLC	03/02/22	03/16/26	Banking, Finance, Insurance & Real Estate	9.74%	SOFR+560	6,593	6,589	6,593
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.80%	SOFR+560	3,959	3,928	3,880
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.87%	SOFR+500	7,798	7,723	7,798
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services	8.00%		15,570	15,496	8,548
HW Holdco, LLC	03/02/22	05/10/26	Media	9.90%	SOFR+590	23,593	23,537	23,593
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.60%	SOFR+550	6,029	6,029	5,968
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	9.16%	SOFR+500	19,182	18,995	19,015
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	10.32%	SOFR+600	14,148	13,992	14,148
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	9.31%	SOFR+500	4,350	4,305	4,328
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	9.29%	SOFR+510	5,452	5,402	5,452
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	10.16%	SOFR+600	13,749	13,622	13,749
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.50%	SOFR+550	13,046	13,007	12,981
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	9.25%	SOFR+525	5,955	5,918	5,955
Inventus Power, Inc.	10/10/23	01/15/26	Consumer Products	11.78%	SOFR+761	12,968	12,934	12,968
Kinetic Purchaser, LLC	07/24/23	11/10/27	Consumer Products	10.15%	SOFR+615	13,701	13,590	11,646
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	2,295	2,295	2,295

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	729	720	898
Lash OpCo, LLC	03/02/22	02/18/27	Consumer Products	12.16%	SOFR+785	21,525	21,466	20,987
Lightspeed Buyer, Inc.	03/02/22	02/03/27	Healthcare, Education and Childcare	8.75%	SOFR+475	20,115	20,017	20,115
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.77%	SOFR+450	7,636	7,550	7,636
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.60%	SOFR+560	8,175	7,939	8,142
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.95%	SOFR+475	19,728	19,568	19,728
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	9.12%	SOFR+525	19,900	19,727	19,900
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	9.30%	SOFR+510	8,244	8,197	8,244
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.65%	SOFR+565	2,893	2,865	2,893
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	10.25%	SOFR+625	19,423	19,311	19,520
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.25%	SOFR+525	7,880	7,788	7,502
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	9.25%	SOFR+525	19,700	19,472	19,700
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	9.15%	SOFR+515	9,575	9,512	9,575
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	10.12%	SOFR+585	7,180	7,159	7,180
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.35%	SOFR+635	20,090	19,860	19,939
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.76%	SOFR+575	18,926	18,793	18,661
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	9.26%	SOFR+525	17,982	17,766	17,622
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.53%	SOFR+636	8,274	8,199	8,274
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.75%	SOFR+575	5,753	5,688	5,753
Pink Lily Holdco, LLC (5)	04/01/22	11/09/27	Retail	4.27%		8,761	8,699	3,504
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	10.42%	SOFR+625	12,773	12,602	12,721
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	9.17%	SOFR+500	9,925	9,842	9,751
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.75%	SOFR+575	5,955	5,903	6,015
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	9.25%	SOFR+525	3,960	3,930	3,936
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.75%	SOFR+575	24,700	24,365	24,453
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	10.45%	SOFR+615	11,780	11,714	11,515
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	9.29%	SOFR+500	22,704	22,631	22,704
Recteq, LLC	06/26/24	01/29/26	Consumer Products	10.40%	SOFR+640	9,550	9,537	9,526
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.75%	SOFR+475	3,891	3,861	3,891
Ro Health, LLC	04/03/25	01/17/31	Healthcare Providers & Services	8.50%	SOFR+450	9,308	9,249	9,308
Rural Sourcing Holdings, Inc.	07/24/23	06/16/29	Professional Services	9.92%	SOFR+575	5,435	5,367	4,891
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.91%	SOFR+575	11,910	11,813	11,910
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	10.20%	SOFR+620	6,617	6,597	6,617
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	9.00%	SOFR+500	4,963	4,926	4,759
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	10.15%	SOFR+615	14,550	14,394	13,568
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.31%	SOFR+615	23,904	23,741	23,904
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	9.15%	SOFR+515	9,412	9,261	9,412
STG Distribution, LLC - First Out New Money Term Loans	10/03/24	10/03/29	Transportation	12.57%	SOFR+835	1,986	1,895	1,768
STG Distribution, LLC - Second Out Term Loans (5)	10/03/24	10/03/29	Transportation	5.32%		4,566	2,594	365
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.92%	SOFR+475	16,919	16,816	16,784
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.52%	SOFR+650	9,850	9,732	9,801
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.66%	SOFR+450	19,878	19,692	19,878
TPC US Parent, LLC	03/02/22	11/24/25	Food	10.19%	SOFR+590	11,275	11,269	11,185
Team Services Group, LLC	07/24/23	12/20/27	Healthcare, Education and Childcare	9.56%	SOFR+525	9,588	9,434	9,548
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.90%	SOFR+590	16,348	16,306	16,348
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.93%	SOFR+475	14,480	14,393	14,408
Transgo, LLC	06/07/24	12/29/28	Auto Sector	9.91%	SOFR+575	16,363	16,215	16,486
Tyto Athene, LLC	03/02/22	04/01/28	Aerospace and Defense	9.19%	SOFR+490	11,342	11,271	11,058
Urology Management Holdings, Inc.	07/24/23	06/15/27	Healthcare, Education and Childcare	9.66%	SOFR+550	12,380	12,333	12,380
US Fertility Enterprises, LLC	09/03/25	10/11/31	Healthcare, Education and Childcare	8.67%	SOFR+450	4,975	4,931	4,975
Watchtower Buyer, LLC	09/19/24	12/01/29	Consumer Products	10.00%	SOFR+600	23,114	22,912	22,885
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.81%	SOFR+550	6,577	6,686	6,708
Total First Lien Secured Debt							1,276,720	1,253,543
Subordinated Debt - 3.7% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,422	4,422	4,422
Total Subordinated Debt						4,422	4,422	4,422

Equity Securities - 6.6% of Net Assets
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	2,014
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	5,165
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	757

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Total Equity Securities							8,177	7,936
Total Investments - 1,046.0% of Net Assets(3)(6)							1,289,319	1,265,901
Cash Equivalents - 13.9% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				4.09%			7,972	7,972
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			6,946	6,946
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.19%			1,920	1,920
Total Cash Equivalents							16,838	16,838
Cash - 19.9% of Net Assets
Cash							24,147	24,147
Total Cash							24,147	24,147
Total Investments, Cash Equivalents and Cash - 1,079.8% of Net Assets							$1,330,304	$1,306,886
Liabilities in Excess of Other Assets — (979.8)% of Net Assets								(1,185,860)
Members' Equity—100.0%								$121,026

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
(3)
As of September 30, 2025, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,289.3 million, $1,265.9 million and 1,046.0%.
(4)
Non-accrual security
(5)
Partial non-accrual PIK security
(6)
All investments are not registered under the 1933 Act and have restrictions on resale.
(7)
The securities, or a portion thereof, are not 1) pledge as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2034 Asset-Backed Debt and held through PennantPark CLOIV, LLC, or 3) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VII, LLC, or 4) securing the 2037 Asset-Backed Debt and held through PennantPark CLO X, LLC.

Below are the consolidated statements of assets and liabilities for PSLF, ($ in thousands):

	December 31, 2025 (Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,394,885 and $1,289,319, respectively)	$1,357,342	$1,265,901
Cash equivalents (cost—$20,904 and $16,838, respectively)	20,904	16,838
Cash (cost—$24,148 and $24,147 respectively)	24,148	24,147
Interest receivable	4,884	5,271
Receivable for investments sold	—	1,055
Prepaid expenses and other assets	1,916	2,148
Due from affiliate	131	87
Total assets	1,409,325	1,315,447
Liabilities
2037 Asset-backed debt, net (par—$328,000, unamortized deferred financing cost of $1,797 and $1,887, respectively)	326,203	326,113
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $843 and $940, respectively)	245,157	245,060
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,340 and $1,434, respectively)	244,660	244,566
Credit facility payable	189,600	99,600
Subordinated notes payable to members	250,808	250,808
Payable for investments purchased	18,816	—
Interest payable on credit facility and asset backed debt	13,072	13,730
Distribution payable to members	7,500	8,000
Interest payable on subordinated notes to members	5,114	5,305
Accounts payable and accrued expenses	1,205	1,189
Due to affiliate	50	50
Total liabilities	1,302,185	1,194,421

Members' equity	107,140	121,026
Total liabilities and members' equity	$1,409,325	$1,315,447
(1)
As of December 31, 2025 and September 30, 2025, PSLF had zero unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended December 31,
	2025	2024
Investment income:
Interest	$32,440	$32,953
Other income	404	523
Total investment income	32,844	33,476
Expenses:
Interest expense on credit facility and asset-backed debt	16,209	15,643
Interest expense on subordinated notes to members	7,698	7,343
Administration services expense	850	778
General and administrative expenses	342	396
Total expenses	25,099	24,160
Net investment income	7,745	9,316
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	—	(2,126)
Net change in unrealized appreciation (depreciation) on investments	(14,131)	(1,918)
Net realized and unrealized gain (loss) on investments	(14,131)	(4,044)
Net increase (decrease) in members' equity resulting from operations	$(6,386)	$5,272

(1) No management or incentive fees are payable by PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management payable on a quarterly basis.

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

During the three months ended December 31, 2025, we declared distributions of $0.24 per share, for total distributions of $15.7 million. During the three months ended December 31, 2024, we declared distributions of $0.24 per share, for total distribution of $15.7 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two-year extension to December 31, 2024, for transitioning away from LIBOR. The Company has adopted the ASU 2020-04, the effect of which was not material to the consolidated financial statements.

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

In November 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment's profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See Note 13 for more information on the effects of the adoption of ASU 2023-07.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, our debt portfolio consisted of 89% variable-rate investments and 11% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(8,657)	$(0.13)
Down 2%	$(6,565)	$(0.10)
Down 1%	$(3,282)	$(0.05)
Up 1%	$3,282	$0.05
Up 2%	$6,564	$0.10
Up 3%	$9,847	$0.15

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

Item 4. Controls and Procedures

As of the quarter ended December 31, 2025, we including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, a material weakness was previously identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended December 31, 2025 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 24, 2025, which could materially affect our business, financial condition and/or operating results. The risks as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment Corp. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.1

Seventh Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 11, 2025, by and among the Registrant, the lenders party thereto, Truist Bank as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736) filed on December 15, 2025).

10.2*

Eighth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 30, 2026, by and among the Registrant, the lenders party thereto, Truist Bank as administrative agent and, solely with respect to Section 5.10 therein, PNNT Investment Holdings, LLC.

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

PENNANTPARK INVESTMENT CORPORATION

Date: February 9, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)