Form 10-Q
period 2026-03-31
PENNANTPARK INVESTMENT CORP
filed 2026-05-07
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2026 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q (the "Report"), in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers collectively to our consolidated subsidiaries, PNNT Investment Holdings II, LLC and PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank, as amended and restated; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; "2029 Notes" refers to our 7.00% due February 2029; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through consolidated subsidiaries.

ou

sands, except share data)

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2026
	(unaudited)	September 30, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$844,537 and $853,416, respectively)	$848,177	$857,415
Non-controlled, affiliated investments (amortized cost—$36,561 and $36,561, respectively)	—	4,891
Controlled, affiliated investments (amortized cost—$341,224 and $346,911, respectively)	355,336	424,967
Total investments (amortized cost—$1,222,322 and $1,236,888, respectively)	1,203,513	1,287,273
Cash equivalents (cost—$15,070 and $30,711, respectively)	15,070	30,711
Cash (cost—$29,788 and $21,028, respectively)	29,737	21,072
Interest receivable	4,656	5,261
Distribution receivable	4,694	4,694
Due from affiliates	37	168
Prepaid expenses and other assets	356	375
Total assets	1,258,063	1,349,554
Liabilities
Truist Credit Facility payable, at fair value (cost—$201,456 and $426,456, respectively)	199,480	425,477
2026 Notes payable (par— $150,000, unamortized deferred financing cost of $77 and $527, respectively)	149,923	149,473
2026 Notes-2 payable (par— $165,000, unamortized deferred financing cost of $640 and $1,067, respectively)	164,360	163,933
2029 Notes payable (par — $75,000 and zero, respectively, unamortized deferred financing cost of $1,528 and $ —, respectively)	73,472	—
Payable for investment purchased	209,462	130,007
Interest payable on debt	7,451	6,281
Distributions payable	5,224	—
Accounts payable and accrued expenses	3,870	4,342
Base management fee payable	3,606	4,005
Incentive fee payable	1,981	2,086
Total liabilities	818,829	885,604
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	740,506	740,506
Accumulated deficit	(301,337)	(276,621)
Total net assets	$439,234	$463,950
Total liabilities and net assets	$1,258,063	$1,349,554
Net asset value per share	$6.73	$7.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,605	$14,987	$25,545	$33,753
Payment-in-kind	2,184	1,564	4,508	2,985
Dividend income	297	499	532	1,006
Other income	84	120	385	702
From controlled, affiliated investments:
Interest	6,302	7,887	12,573	15,142
Payment-in-kind	—	—	—	823
Dividend income	4,463	5,579	8,647	10,430
Other income	—	27	—	27
Total investment income	24,935	30,663	52,190	64,868
Expenses:
Interest and expenses on debt	8,106	10,318	18,607	22,058
Base management fee	3,606	4,017	7,522	8,285
Incentive fee	1,981	2,425	1,981	5,180
General and administrative expenses	1,000	1,150	1,850	2,400
Administrative services expenses	450	450	900	950
Expenses before amendment costs, debt issuance costs and provision for taxes	15,143	18,360	30,860	38,873
Provision for taxes on net investment income	450	550	1,110	1,250
Credit facility amendment and debt issuance costs	—	324	3,885	324
Net expenses	15,593	19,234	35,855	40,447
Net investment income	9,342	11,429	16,335	24,421
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	472	(27,714)	(3,388)	(30,274)
Non-controlled and controlled, affiliated investments	(889)	—	61,986	—
Provision for taxes on realized gain on investments	—	(49)	(13)	(49)
Net realized gain (loss) on investments and debt	(417)	(27,763)	58,585	(30,323)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(2,111)	17,918	(458)	13,141
Non-controlled and controlled, affiliated investments	(10,128)	9,214	(68,833)	16,352
Provision for taxes on unrealized appreciation (depreciation) on investments	—	37	—	—
Debt appreciation (depreciation)	985	(1,379)	997	1,949
Net change in unrealized appreciation (depreciation) on investments and debt	(11,254)	25,790	(68,294)	31,442
Net realized and unrealized gain (loss) from investments and debt	(11,671)	(1,973)	(9,709)	1,119
Net increase (decrease) in net assets resulting from operations	$(2,329)	$9,456	$6,626	$25,540
Net increase (decrease) in net assets resulting from operations per common share	$(0.04)	$0.14	$0.10	$0.39
Net investment income per common share	$0.14	$0.18	$0.25	$0.37

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$9,342	$11,429	$16,335	$24,421
Net realized gain (loss) on investments and debt	(417)	(27,714)	58,598	(30,274)
Net change in unrealized appreciation (depreciation) on investments	(12,239)	27,132	(69,291)	29,493
Net change in provision for taxes on net realized gain (loss) on investments	—	(49)	(13)	(49)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	37	—	—
Net change in unrealized appreciation (depreciation) on debt	985	(1,379)	997	1,949
Net increase (decrease) in net assets resulting from operations	(2,329)	9,456	6,626	25,540
Distributions to stockholders:
Distribution of net investment income	(15,671)	(15,671)	(31,342)	(31,342)
Total distributions to stockholders	(15,671)	(15,671)	(31,342)	(31,342)
Net increase (decrease) in net assets	(18,000)	(6,215)	(24,716)	(5,802)
Net assets:
Beginning of period	457,234	494,321	463,950	493,908
End of period	$439,234	$488,106	$439,234	$488,106

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,626	$25,540
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	69,291	(29,493)
Net change in unrealized appreciation (depreciation) on debt	(997)	(1,949)
Net realized (gain) loss on investments	(58,598)	30,274
Net accretion of discount and amortization of premium	(779)	(1,829)
Purchases of investments	(642,394)	(695,686)
Payment-in-kind income	(4,508)	(3,808)
Proceeds from dispositions of investments	720,914	815,019
Amortization of deferred financing costs	968	878
(Increase) or Decrease in:
Interest receivable	605	(61)
Distribution receivable	—	(623)
Due from affiliates	131	193
Prepaid expenses and other assets	17	84
Increase or (Decrease) in:
Due to affiliates	—	(32)
Payable for investments purchased	79,455	24,513
Interest payable on debt	1,170	(57)
Base management fee payable, net	(399)	(280)
Incentive fee payable	(105)	(632)
Accounts payable and accrued expenses	(472)	(945)
Net cash provided by (used in) operating activities	170,925	161,106
Cash flows from financing activities:
Distributions paid to stockholders	(26,118)	(31,342)
Proceeds from 2029 Notes issuance	75,000	—
Capitalized borrowing costs	(1,618)	—
Borrowings under Truist Credit Facility	80,000	80,000
Repayments under Truist Credit Facility	(305,000)	(227,000)
Net cash provided by (used in) financing activities	(177,736)	(178,342)
Net increase (decrease) in cash and cash equivalents	(6,811)	(17,236)
Effect of exchange rate changes on cash	(165)	(38)
Cash and cash equivalents, beginning of period	51,783	49,861
Cash and cash equivalents, end of period	$44,807	$32,587
Supplemental disclosures:
Interest paid	$16,469	$21,237
Taxes paid	$2,100	$2,675
Non-cash exchanges and conversions	$—	$20,348
Non-cash purchases and disposition of investments	$—	$26,250

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 193.1% (1), (2)
First Lien Secured Debt - 97.0% of Net Assets
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	10/02/2023	04/21/2027	Business Services	—	—	3,479	$-	$(70)
ACP Avenu Buyer, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2029	Business Services	—	—	2,436	-	(61)
ACP Falcon Buyer, Inc. - Unfunded Revolver (7)	07/26/2023	08/01/2029	Business Services	—	—	2,533	-	-
Ad.net Acquisition, LLC	05/04/2021	05/07/2026	Media	9.93%	3M SOFR+626	96	96	96
Ad.net Acquisition, LLC - Funded Revolver	05/04/2021	05/08/2028	Media	9.90%	3M SOFR+626	267	267	267
Ad.net Acquisition, LLC - Unfunded Revolver (7)	05/04/2021	05/08/2028	Media	—	—	178	-	-
Adweek Purchaser, LLC	05/31/2024	05/31/2027	Printing and Publishing	10.67%	3M SOFR+700	2,100	2,082	2,100
Adweek Purchaser, LLC - Unfunded Term Loan (7)	05/31/2024	05/31/2027	Printing and Publishing	—	—	300	-	5
Aechelon Technology, Inc.	08/16/2024	08/16/2029	Media	9.42%	3M SOFR+575	1,088	1,078	1,099
Aechelon Technology, Inc. - Funded Revolver	08/16/2024	08/16/2029	Media	9.41%	3M SOFR+575	1,602	1,602	1,602
Aechelon Technology, Inc. - Unfunded Revolver (7)	08/16/2024	08/16/2029	Media	—	—	1,122	-	-
AFC Dell Holding Corp.	12/12/2023	04/09/2027	Distribution	8.67%	3M SOFR+500	213	213	213
AFC Dell Holding Corp. - Unfunded Term Loan (7)	12/12/2023	04/09/2027	Distribution	—	—	4,281	-	-
AFC-Dell Holding Corp. - Funded Revolver	12/12/2023	10/09/2028	Distribution	8.67%	3M SOFR+500	178	178	178
AFC Dell Holding Corp. - Unfunded Revolver (7)	12/12/2023	10/09/2028	Distribution	—	—	1,066	-	-
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	05/21/2019	12/31/2027	Media	11.50%	3M SOFR+475	230	230	229
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (7)	05/21/2019	12/31/2027	Media	—	—	1,382	-	(10)
Aphix Buyer, Inc	07/17/2025	07/17/2031	Business Services	8.43%	3M SOFR+475	1,917	1,905	1,907
Aphix Buyer, Inc - Unfunded Term Loan (7)	07/17/2025	07/16/2027	Business Services	—	—	7,251	-	9
Aphix Buyer, Inc - Unfunded Revolver (7)	07/17/2025	07/17/2031	Business Services	—	—	2,389	-	(12)
APT OPCO, LLC - Unfunded Term Loan (7)	09/29/2025	09/30/2027	Healthcare, Education and Childcare	—	—	1,228	-	8
APT OPCO, LLC - Unfunded Revolver (7)	09/29/2025	09/30/2031	Healthcare, Education and Childcare	—	—	1,228	-	-
Arcfield Acquisition Corp. - Unfunded Revolver (7)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	2,085	-	(10)
Archer Lewis, LLC	08/28/2024	08/28/2029	Healthcare, Education and Childcare	9.45%	3M SOFR+575	1,481	1,468	1,451
Archer Lewis, LLC - Unfunded Term Loan (7)	08/28/2024	08/28/2026	Healthcare, Education and Childcare	—	—	5,329	-	(53)
Archer Lewis, LLC - Funded Revolver	08/28/2024	08/28/2029	Healthcare, Education and Childcare	9.42%	3M SOFR+575	1,304	1,304	1,278
Argano, LLC.	09/13/2024	09/13/2029	Business Services	9.23%	3M SOFR+550	7,414	7,351	7,340
Argano, LLC - Unfunded Revolver (7)	09/13/2024	09/13/2029	Business Services	—	—	794	-	(8)
Azureon, LLC	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.45%	3M SOFR+575	12,272	12,167	12,088
Azureon, LLC - Unfunded Term Loan (7)	06/26/2024	11/26/2027	Diversified Conglomerate Service	—	—	6,067	-	(46)
Azureon, LLC - Funded Revolver	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.45%	3M SOFR+575	1,576	1,576	1,552
Azureon, LLC - Unfunded Revolver (7)	06/26/2024	06/26/2029	Diversified Conglomerate Service	—	—	121	-	(2)
Beacon Behavioral Support Service, LLC	06/21/2024	06/21/2029	Healthcare, Education and Childcare	9.17%	3M SOFR+550	5,880	5,824	5,880
Beacon Behavioral Support Service, LLC - Unfunded Term Loan - 3rd Amendment (7)	06/21/2024	06/21/2027	Healthcare, Education and Childcare	—	—	10,574	-	106
Beacon Behavioral Support Service, LLC - Funded Revolver	06/21/2024	06/21/2029	Healthcare, Education and Childcare	11.25%	3M SOFR+450	625	625	625
Beacon Behavioral Support Service, LLC - Unfunded Revolver (7)	06/21/2024	06/21/2029	Healthcare, Education and Childcare	—	—	417	-	-
Berwick Industrial Park	04/26/2022	05/02/2026	Buildings and Real Estate	13.00%	—	4,000	4,008	3,984
Best Practice Associates, LLC - Unfunded Revolver (7)	11/07/2024	11/08/2029	Aerospace and Defense	—	—	1,929	-	(43)
Beta Plus Technologies, Inc.	06/28/2022	07/02/2029	Business Services	9.42%	3M SOFR+575	15,576	15,363	15,342
Big Top Holdings, LLC - Unfunded Revolver (7)	02/29/2024	02/28/2030	Manufacturing/Basic Industry	—	—	1,155	-	-
BioDerm, Inc. - Funded Revolver	01/30/2023	01/31/2028	Healthcare, Education and Childcare	10.36%	3M SOFR+650	1,071	1,071	1,055
Blackhawk Industrial Distribution, Inc.	06/27/2022	09/17/2026	Distribution	9.12%	3M SOFR+540	1,261	1,258	1,223
Blackhawk Industrial Distribution, Inc. - Funded Revolver	06/27/2022	09/17/2026	Distribution	9.07%	3M SOFR+540	2,793	2,793	2,709
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	06/27/2022	09/17/2026	Distribution	—	—	2,064	-	(62)
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2024	11/20/2026	Business Services	—	—	7,514	-	56
BLC Holding Company, Inc. - Unfunded Revolver (7)	11/20/2024	11/20/2030	Business Services	—	—	3,005	-	-
Blue Cloud Pediatric Surgery Centers, LLC	08/12/2025	01/21/2031	Healthcare Providers & Services	8.67%	3M SOFR+500	1,375	1,363	1,355
Blue Cloud Pediatric Surgery Centers, LLC - Unfunded Term Loan (7)	08/12/2025	07/30/2027	Healthcare Providers & Services	—	—	1,379	-	(7)
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2024	12/27/2030	Conglomerate Manufacturing	—	—	1,306	-	-
By Light Professional IT Services, LLC	07/15/2025	07/15/2031	Business Services	9.17%	3M SOFR+550	2,654	2,635	2,615
By Light Professional IT Services, LLC - Unfunded Revolver (7)	07/15/2025	07/15/2031	Business Services	—	—	988	-	(15)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Capital Construction, LLC	06/30/2025	10/22/2026	Consumer Services	9.79%	3M SOFR+590	5,585	5,567	5,502
Carisk Buyer, Inc. - Unfunded Term Loan (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	60
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	15
Carisk Buyer, Inc. - Unfunded Revolver (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	4
Carnegie Dartlet, LLC	02/07/2024	02/07/2030	Education	9.18%	3M SOFR+550	2,314	2,295	2,297
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2024	02/07/2030	Education	—	—	3,339	-	(25)
Cartessa Aesthetics, LLC	06/01/2022	06/14/2028	Distribution	9.67%	3M SOFR+600	15,892	15,755	15,813
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/01/2022	06/14/2028	Distribution	—	—	3,563	-	(18)
Case Works, LLC	10/01/2024	10/01/2029	Business Services	8.92%	3M SOFR+525	848	841	839
Case Works, LLC - Funded Revolver	10/01/2024	10/01/2029	Business Services	8.94%	3M SOFR+525	1,425	1,425	1,411
Case Works, LLC - Unfunded Revolver (7)	10/01/2024	10/01/2029	Business Services	—	—	462	-	(5)
CF512, Inc. - Funded Revolver	08/17/2021	09/01/2026	Media	9.69%	3M SOFR+602	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/17/2021	09/01/2026	Media	—	—	827	-	(8)
CJX Borrower, LLC	07/08/2021	07/13/2027	Media	9.70%	3M SOFR+576	394	373	388
CJX Borrower, LLC - Unfunded Term Loan (7)	07/08/2021	07/13/2027	Media	—	—	75	-	13
CJX Borrower, LLC - Funded Revolver	07/08/2021	07/13/2027	Media	9.39%	3M SOFR+576	1,041	$1,041	$1,026
CJX Borrower, LLC - Unfunded Revolver (7)	07/08/2021	07/13/2027	Media	—	—	834	-	(13)
Cornerstone Advisors of Arizona, LLC	05/13/2025	05/13/2032	Consulting Services	8.42%	3M SOFR+475	30	30	30
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2025	05/13/2032	Consulting Services	—	—	797	-	(4)
Commercial Fire Protection Holdings, LLC	09/23/2024	09/23/2030	Business Services	8.17%	3M SOFR+450	1,869	1,856	1,869
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2024	09/23/2026	Business Services	—	—	4,756	-	36
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2024	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Unfunded Revolver (7)	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	-	(7)
C5MI Acquisition, LLC	07/31/2024	07/31/2029	Business Services	9.67%	3M SOFR+600	2,932	2,905	2,932
C5MI Acquisition, LLC - Funded Revolver	07/31/2024	07/31/2029	Business Services	9.67%	3M SOFR+600	1,653	1,653	1,653
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2024	07/31/2029	Business Services	—	—	2,480	-	-
DRS Holdings III, Inc.	11/01/2019	11/01/2028	Consumer Products	8.97%	3M SOFR+525	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/01/2019	11/01/2028	Consumer Products	—	—	608	-	-
Duggal Acquisition, LLC	09/30/2024	09/30/2030	Marketing Services	8.39%	3M SOFR+475	1,021	1,013	1,021
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2024	09/30/2026	Marketing Services	—	—	1,021	-	10
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2024	09/30/2030	Marketing Services	—	—	2,561	-	-
DX Electric Company, LLC - Unfunded Revolver (7)	10/01/2025	10/01/2031	Electronics	—	—	1,257	-	-
Dynata, LLC - Last-Out Term Loan	07/15/2024	10/16/2028	Business Services	9.64%	3M SOFR+576	83	83	42
EDS Buyer, LLC - Unfunded Revolver (7)	12/19/2022	01/10/2029	Aerospace and Defense	—	—	1,915	-	-
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare, Education and Childcare	8.72%	3M SOFR+500	652	652	652
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/18/2024	10/19/2026	Healthcare, Education and Childcare	—	—	1,530	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2024	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	07/11/2024	08/19/2028	Business Services	8.18%	3M SOFR+451	3,391	3,095	2,898
ETE Intermediate II, LLC	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	8.67%	3M SOFR+500	549	546	549
ETE Intermediate II, LLC - Funded Revolver	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	8.68%	3M SOFR+500	110	110	110
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	—	—	1,546	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/10/2022	03/15/2027	Business Services	10.07%	3M SOFR+635	23,753	23,659	22,565
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/10/2022	03/15/2027	Business Services	—	—	1,856	-	(93)
Express Wash Intermediate, LLC	07/14/2022	04/10/2031	Auto Sector	9.90%	3M SOFR+625	9,925	9,881	9,652
Express Wash Intermediate, LLC - Unfunded Revolver (7)	07/14/2022	04/10/2031	Auto Sector	—	—	609	-	(17)
First Medical MSO, LLC	06/13/2025	06/13/2031	Healthcare, Education and Childcare	9.42%	3M SOFR+575	4,646	4,604	4,553
First Medical MSO, LLC - Unfunded Term Loan (7)	06/13/2025	06/13/2027	Healthcare, Education and Childcare	—	—	2,820	-	(28)
First Medical MSO, LLC - Unfunded Revolver (7)	06/13/2025	06/13/2031	Healthcare, Education and Childcare	—	—	600	-	(12)
Five Star Buyer, Inc.	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.98%	3M SOFR+925	196	196	191

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	-	(8)
GALT NEWCO, LLC	03/27/2026	03/27/2032	Aerospace and Defense	9.21%	3M SOFR+550	660	656	656
GALT NEWCO, LLC - Unfunded Revolver (7)	03/27/2026	03/27/2032	Aerospace and Defense	—	—	283	-	-
Gauge ETE Blocker, LLC	05/24/2023	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	304	304	304
GGG MIDCO, LLC	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	8.67%	3M SOFR+500	5,727	5,671	5,785
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	530	-	11
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	-	3
Graffiti Buyer, Inc.	10/25/2022	08/10/2027	Distribution	9.27%	3M SOFR+560	244	243	237
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	10/25/2022	08/10/2027	Distribution	—	—	831	-	(17)
Graffiti Buyer, Inc. - Unfunded Revolver (7)	10/25/2022	08/10/2027	Distribution	—	—	769	-	(21)
Halo Buyer, Inc.	07/18/2018	08/07/2029	Consumer Products	9.67%	3M SOFR+600	9,349	9,269	9,302
Halo Buyer, Inc. - Funded Revolver	07/18/2018	08/07/2029	Consumer Products	9.72%	3M SOFR+600	832	832	828
Halo Buyer, Inc. - Unfunded Revolver (7)	07/18/2018	08/07/2029	Consumer Products	—	—	1,866	-	(9)
Hancock Roofing and Construction, LLC	05/05/2022	12/31/2026	Insurance	9.27%	3M SOFR+560	750	750	701
Harris & Co, LLC	08/09/2024	08/09/2030	Financial Services	8.80%	3M SOFR+500	15,247	15,122	15,247
Harris & Co, LLC - Unfunded Term Loan C (7)	08/09/2024	08/18/2027	Financial Services	—	—	3,814	-	33
Harris & Co, LLC - Funded Revolver	08/09/2024	08/09/2030	Financial Services	8.67%	3M SOFR+500	1,803	1,803	1,803
Harris & Co, LLC - Unfunded Revolver (7)	08/09/2024	08/09/2030	Financial Services	—	—	1,202	-	-
Harvest Group Topco Buyer, LLC	03/02/2026	03/02/2032	Media	8.42%	3M SOFR+500	17,185	17,100	17,100
Harvest Group Topco Buyer, LLC - Unfunded Term Loan (7)	03/02/2026	03/02/2028	Media	—	—	2,815	-	-
Harvest Group Topco Buyer, LLC - Unfunded Revolver (7)	03/02/2026	03/02/2032	Media	—	—	2,252	-	-
Highwire Public Relations, LLC	01/12/2026	01/12/2031	Business Services	8.65%	3M SOFR+500	2,250	2,237	2,227
Highwire Public Relations, LLC - Unfunded Term Loan (7)	01/12/2026	01/12/2028	Business Services	—	—	1,313	-	(5)
Highwire Public Relations, LLC - Unfunded Revolver (7)	01/12/2026	01/12/2031	Business Services	—	—	438	-	(4)
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/02/2023	12/05/2027	Distribution	—	—	9,314	-	47
HV Watterson Holdings, LLC (10)	06/13/2022	12/17/2026	Business Services	—	—	286	285	94
HV Watterson Holdings, LLC - Funded Revolver (10)	06/13/2022	12/17/2026	Business Services	—	—	1,250	$1,250	$412
HV Watterson Holdings, LLC - Unfunded Revolver (7), (10)	06/13/2022	12/17/2026	Business Services	—	—	—	-	-
HW Holdco, LLC - Unfunded Revolver (7)	10/11/2019	05/11/2026	Media	—	—	3,387	-	-
IG Investments Holdings, LLC	07/11/2022	09/22/2028	Business Services	8.67%	3M SOFR+500	103	103	101
IG Investments Holdings, LLC - Unfunded Revolver (7)	07/11/2022	09/22/2028	Business Services	—	—	722	-	(16)
Imagine Acquisitionco, Inc. - Unfunded Revolver (7)	11/04/2021	11/16/2027	Business Services	—	—	1,685	-	(34)
Impact Advisors, LLC	03/21/2025	03/19/2032	Business Services	8.20%	3M SOFR+450	28	28	28
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2025	03/21/2027	Business Services	—	—	4,658	-	23
Impact Advisors, LLC - Funded Revolver	03/21/2025	03/19/2032	Business Services	10.25%	3M SOFR+350	562	562	562
Impact Advisors, LLC - Unfunded Revolver (7)	03/21/2025	03/19/2032	Business Services	—	—	375	-	-
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	9.70%	3M SOFR+600	8,929	8,854	8,929
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	9.70%	3M SOFR+600	CAD 2,599	1,880	1,862
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/21/2022	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	45
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	11.75%	3M SOFR+500	323	323	323
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	—	—	969	-	-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2024	12/17/2026	Business Services	—	—	1,900	-	(29)
Inovex Information Systems Incorporated - Funded Revolver	12/17/2024	12/17/2030	Business Services	11.25%	3M SOFR+425	333	333	328
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2024	12/17/2030	Business Services	—	—	2,043	-	(31)
Integrity Health Purchaser, LLC	02/02/2026	02/02/2032	Healthcare, Education and Childcare	9.66%	3M SOFR+600	998	988	988
Integrity Health Purchaser, LLC - Unfunded Revolver (7)	02/02/2026	02/02/2032	Healthcare, Education and Childcare	—	—	200	-	(2)
Inventus Power, Inc. - Unfunded Revolver (7)	03/24/2021	06/30/2026	Electronics	—	—	807	-	-
Kinetic Purchaser, LLC (10)	07/08/2022	11/10/2027	Consumer Products	—	—	3,206	3,057	1,755
Kinetic Purchaser, LLC - Funded Revolver (10)	07/08/2022	11/10/2026	Consumer Products	—	—	3,176	3,070	1,739
Kinetic Purchaser, LLC - Unfunded Revolver (7), (10)	07/08/2022	11/10/2026	Consumer Products	—	—	1,784	-	(807)
Lash OpCo, LLC	08/16/2021	09/17/2027	Consumer Products	8.94%	3M SOFR+510	3,104	3,093	3,049
				(PIK 5.10%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Lash OpCo, LLC - Funded Revolver	08/16/2021	08/16/2026	Consumer Products	8.94%	3M SOFR+510	252	252	248
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2021	08/16/2026	Consumer Products	—	—	2,898	-	(51)
LAV Gear Holdings, Inc.	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 6.170%	3M SOFR+250	329	326	329
LAV Gear Holdings, Inc. - Incremental Term Loan	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 6.170%	3M SOFR+250	1,040	1,040	884
LAV Gear Holdings, Inc. - Funded Revolver	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 6.170%	3M SOFR+250	30	30	30
LAV Gear Holdings, Inc. - Unfunded Revolver (7)	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	—	—	119	-	-
Ledge Lounger, Inc.	11/04/2021	11/09/2026	Consumer Products	11.32%	3M SOFR+765	9,818	9,796	7,584
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/04/2021	11/09/2026	Consumer Products	11.32%	3M SOFR+765	1,769	1,769	1,366
				(PIK 1.00%)
LJ Avalon Holdings, LLC	01/18/2023	02/01/2030	Environmental Services	8.35%	3M SOFR+450	3,170	3,155	3,138
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/18/2023	02/01/2029	Environmental Services	—	—	1,498	-	(15)
Loving Tan Intermediate II, Inc.	05/25/2023	05/31/2028	Consumer Products	8.67%	3M SOFR+500	348	345	346
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	05/25/2023	12/31/2026	Consumer Products	—	—	1,187	-	6
Loving Tan Intermediate II, Inc. - Unfunded Term Loan - 2nd Amendment (7)	05/25/2023	12/31/2026	Consumer Products	—	—	1,711	-	-
Loving Tan Intermediate II, Inc. - Funded Revolver	05/25/2023	05/31/2028	Consumer Products	8.95%	3M SOFR+525	413	413	411
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/25/2023	05/31/2028	Consumer Products	—	—	965	-	(5)
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2024	12/20/2030	Media	—	—	2,177	-	(16)
MBS Holdings, Inc.	04/14/2021	04/16/2027	Telecommunications	8.77%	3M SOFR+510	266	265	266
MBS Holdings, Inc. - Unfunded Revolver (7)	04/14/2021	04/16/2027	Telecommunications	—	—	694	-	-
MDI Buyer, Inc. - Funded Revolver	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	10.25%	3M SOFR+350	1,550	1,550	1,550
MDI Buyer, Inc. - Unfunded Revolver (7)	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	—	—	677	-	-
Meadowlark Acquirer, LLC	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	1,893	1,885	1,893
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/09/2021	12/10/2027	Business Services	—	—	1,685	-	-
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare, Education and Childcare	9.95%	3M SOFR+625	500	497	500
Medina Health, LLC - Unfunded Term Loan (7)	10/16/2023	03/31/2028	Healthcare, Education and Childcare	—	—	526	-	3
Medina Health, LLC - Unfunded Revolver (7)	10/16/2023	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	-
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Electronics	—	—	1,857	-	(37)
MES Intermediate, Inc. - Funded Revolver	09/23/2021	10/01/2027	Distribution	11.50%	3M SOFR+400	282	282	281
MES Intermediate, Inc. - Unfunded Revolver (7)	09/23/2021	10/01/2027	Distribution	—	—	1,635	-	(3)
Mineola 212, LLC	06/24/2024	06/24/2026	Buildings and Real Estate	14.00%	—	3,500	3,509	3,563
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/09/2024	01/16/2030	Business Services	—	—	3,675	-	-
NBH Group, LLC - Unfunded Revolver (7)	08/16/2021	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	(58)
NORA Acquisition, LLC - Funded Revolver	08/22/2023	08/31/2029	Healthcare, Education and Childcare	10.02%	3M SOFR+635	1,218	1,218	1,166
NORA Acquisition, LLC - Unfunded Revolver (7)	08/22/2023	08/31/2029	Healthcare, Education and Childcare	—	—	1,489	-	(63)
North American Rail Solutions, LLC	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.42%	3M SOFR+475	14,319	$14,253	$14,247
North American Rail Solutions, LLC - Unfunded Term Loan (7)	08/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	2,263	-	-
North American Rail Solutions, LLC - Funded Revolver	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.47%	3M SOFR+475	272	272	270
North American Rail Solutions, LLC - Unfunded Revolver (7)	08/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	2,896	-	(14)
NP Riverhead Industrial, LLC	05/24/2024	01/31/2026	Buildings and Real Estate	15.50%	—	5,000	5,000	5,000
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.11%	3M SOFR+550	3,188	3,162	3,132
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	12/29/2023	09/30/2026	Diversified Conglomerate Service	—	—	2,393	-	(21)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Conglomerate Service	8.97%	3M SOFR+525	560	560	550
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/29/2023	12/31/2029	Diversified Conglomerate Service	—	—	1,540	-	(27)
ORL Acquisition, Inc.	09/01/2021	09/03/2027	Business Services	13.07%	3M SOFR+940	4,553	4,529	2,686
				(PIK 7.50%)
ORL Acquisition, Inc. - Funded Revolver	09/01/2021	09/03/2027	Business Services	13.00%	3M SOFR+625	150	150	88
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.42%	3M SOFR+575	6,354	6,274	6,258
OSP Embedded Purchaser, LLC - Funded Revolver	12/11/2023	12/17/2029	Aerospace and Defense	11.40%	3M SOFR+465	148	148	146
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	1,330	-	(20)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2028	Business Services	—	—	1,373	-	-
PAR Excellence Holdings, Inc.	09/03/2024	09/03/2030	Healthcare, Education and Childcare	8.74%	3M SOFR+500	11,880	11,781	11,642
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2024	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(54)
Paving Lessor Corp. - Unfunded Term Loan (7)	07/01/2025	07/01/2027	Business Services	—	—	3,291	-	25
Paving Lessor Corp. - Unfunded Revolver (7)	07/01/2025	07/01/2031	Business Services	—	—	2,194	-	-
PCS MIDCO, Inc.	03/01/2024	03/01/2030	Financial Services	9.45%	3M SOFR+575	2,522	2,503	2,522
PCS MIDCO, Inc. - Unfunded Term Loan (7)	03/01/2024	06/01/2026	Financial Services	—	—	1,865	-	19
PCS MIDCO, Inc. - Unfunded Term Loan - Third Amendment (7)	03/01/2024	03/24/2028	Financial Services	—	—	1,734	-	13
PCS MIDCO, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Financial Services	—	—	1,762	-	-
PD Tri-State Holdco, LLC - Unfunded Term Loan (7)	10/14/2025	10/14/2027	Diversified Consumer Services	—	—	4,140	-	78
PD Tri-State Holdco, LLC - Unfunded Revolver (7)	10/14/2025	10/15/2030	Diversified Consumer Services	—	—	276	-	-
Peninsula Pacific Entertainment	08/15/2025	10/01/2032	Gaming	8.45%	3M SOFR+475	6,481	6,432	6,449
PN Buyer, Inc. - Unfunded Term Loan (7)	07/31/2025	07/31/2027	Business Services	—	—	2,591	-	(13)
PN Buyer, Inc. - Funded Revolver	07/31/2025	07/31/2031	Business Services	8.17%	3M SOFR+450	405	405	401
PN Buyer, Inc. - Unfunded Revolver (7)	07/31/2025	07/31/2031	Business Services	—	—	243	-	(2)
Podean Buyer, Inc. - Unfunded Revolver (7)	08/04/2025	08/04/2031	Marketing Services	—	—	796	-	(8)
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2024	12/31/2026	Business Services	—	—	554	-	6
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2024	12/31/2030	Business Services	—	—	923	-	-
Puget Collision, LLC	10/03/2025	10/03/2030	Auto Sector	8.42%	3M SOFR+475	12,604	12,531	12,478
Puget Collision, LLC - Unfunded Term Loan (7)	10/03/2025	10/03/2027	Auto Sector	—	—	24,116	-	(90)
Puget Collision, LLC - Funded Revolver	10/03/2025	10/03/2030	Auto Sector	8.42%	3M SOFR+475	1,218	1,218	1,206
Puget Collision, LLC - Unfunded Revolver (7)	10/03/2025	10/03/2030	Auto Sector	—	—	2,842	-	(28)
Radius Aerospace, Inc. - Funded Revolver	11/14/2022	03/29/2027	Aerospace and Defense	9.82%	3M SOFR+615	671	671	659
Radius Aerospace, Inc. - Unfunded Revolver (7)	11/14/2022	03/29/2027	Aerospace and Defense	—	—	1,559	-	(27)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	09/27/2021	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Unfunded Revolver (7)	09/27/2021	06/20/2029	Healthcare, Education and Childcare	—	—	2,675	-	-
Real Life Intermediate Holdings, LLC	01/16/2026	01/16/2031	Buildings and Real Estate	8.67%	3M SOFR+500	870	861	861
Real Life Intermediate Holdings, LLC - Unfunded Term Loan (7)	01/16/2026	01/16/2028	Buildings and Real Estate	—	—	1,482	-	15
Real Life Intermediate Holdings, LLC - Unfunded Revolver (7)	01/16/2026	01/16/2031	Buildings and Real Estate	—	—	148	-	(1)
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/19/2019	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Funded Revolver	01/16/2025	01/17/2031	Healthcare Providers & Services	8.18%	3M SOFR+450	629	629	629
Ro Health, LLC - Unfunded Revolver (7)	01/16/2025	01/17/2031	Healthcare Providers & Services	—	—	3,564	-	-
Rosco Parent, LLC	09/12/2025	09/12/2031	Business Services	8.42%	3M SOFR+475	4,975	4,941	4,975
Rosco Parent, LLC - Funded Revolver	10/03/2025	09/12/2031	Business Services	8.42%	3M SOFR+475	1,146	1,146	1,146
Rosco Parent, LLC - Unfunded Revolver (7)	09/12/2025	09/12/2031	Business Services	—	—	187	-	-
Route 66 Development	01/28/2025	01/24/2031	Gaming	12.67%	3M SOFR+900	18,000	17,669	17,820
RRA Corporate, LLC	08/15/2024	08/15/2029	Business Services	8.96%	3M SOFR+525	6,802	6,742	6,530
RRA Corporate, LLC - Unfunded Term Loan (7)	08/15/2024	08/17/2026	Business Services	—	—	3,337	-	(100)
RRA Corporate, LLC - Funded Revolver	08/15/2024	08/15/2029	Business Services	8.92%	3M SOFR+525	441	441	423
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2024	08/15/2029	Business Services	—	—	2,708	-	(108)
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2024	05/03/2029	Consumer Products	9.42%	3M SOFR+575	3,660	3,660	3,605
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2024	05/03/2029	Consumer Products	—	—	1,762	-	(26)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/08/2023	06/15/2029	Business Services	9.42%	3M SOFR+575	487	487	406
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/08/2023	06/15/2029	Business Services	—	—	373	-	(62)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.67%	3M SOFR+600	10,277	10,180	10,277
Sabel Systems Technology Solutions, LLC - Funded Revolver	10/31/2024	10/31/2030	Government Services	11.75%	3M SOFR+500	84	84	84
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2024	10/31/2030	Government Services	—	—	1,600	-	-
Safe Haven Defense US, LLC	05/23/2024	05/23/2029	Building Materials	9.19%	3M SOFR+550	3,897	3,856	3,810
Safe Haven Defense US, LLC - Funded Revolver	05/23/2024	05/23/2029	Building Materials	11.25%	3M SOFR+450	89	89	87
Safe Haven Defense US, LLC - Unfunded Revolver (7)	05/23/2024	05/23/2029	Building Materials	—	—	1,025	-	(23)
Sales Benchmark Index, LLC - Funded Revolver	05/29/2020	07/07/2026	Business Services	9.87%	3M SOFR+620	244	244	244
Sales Benchmark Index, LLC - Unfunded Revolver (7)	05/29/2020	07/07/2026	Business Services	—	—	366	-	-
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2024	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, Inc.	07/02/2019	03/31/2027	Business Services	9.82%	3M SOFR+610	2,599	2,597	2,469
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/02/2019	03/31/2027	Business Services	9.82%	3M SOFR+610	34	34	33

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/02/2019	03/31/2027	Business Services	—	—	5	-	-
SCP Clinical Research Intermediate Holdings, LLC	01/02/2026	01/02/2032	Healthcare, Education and Childcare	8.42%	3M SOFR+475	4,485	4,465	4,463
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Term Loan (7)	01/02/2026	01/02/2028	Healthcare, Education and Childcare	—	—	3,740	$-	$-
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Revolver (7)	01/02/2026	01/02/2032	Healthcare, Education and Childcare	—	—	1,395	-	(7)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Conglomerate Service	8.98%	3M SOFR+525	2,780	2,759	2,697
Seacoast Service Partners NA, LLC - Unfunded Term Loan (7)	12/20/2024	12/21/2026	Diversified Conglomerate Service	—	—	2,615	-	(56)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Conglomerate Service	8.92%	3M SOFR+525	827	827	802
Seacoast Service Partners NA, LLC - Unfunded Revolver (7)	12/20/2024	12/20/2029	Diversified Conglomerate Service	—	—	528	-	(16)
Seaway Buyer, LLC	06/08/2022	06/13/2029	Chemicals, Plastics and Rubber	9.82%	3M SOFR+615	4,746	4,708	4,747
Seaway Buyer, LLC - Funded Revolver	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	9.82%	3M SOFR+615	2,997	2,997	2,997
Seaway Buyer, LLC - Unfunded Revolver (7)	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	—	—	129	-	-
Shiftkey, LLC	06/17/2022	06/21/2027	Business Services	9.68%	3M SOFR+601	16,545	16,487	15,764
				(PIK 0.50%)
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	Telecommunications	10.07%	3M SOFR+690	7,053	6,962	6,982
Sigma Defense Systems, LLC - Unfunded Term Loan (7)	11/30/2021	12/20/2027	Telecommunications	—	—	4,250	-	-
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	Telecommunications	10.07%	3M SOFR+640	992	992	982
Sigma Defense Systems, LLC - Unfunded Revolver (7)	11/30/2021	12/20/2027	Telecommunications	—	—	2,693	-	(27)
Spendmend Holdings, LLC	02/25/2022	03/01/2028	Business Services	8.92%	3M SOFR+515	382	381	382
Spendmend Holdings, LLC - Unfunded Term Loan (7)	02/25/2022	11/25/2026	Business Services	—	—	1,050	-	5
Spendmend Holdings, LLC - Funded Revolver	02/25/2022	03/01/2028	Business Services	8.82%	3M SOFR+515	234	234	234
Spendmend Holdings, LLC - Unfunded Revolver (7)	02/25/2022	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC - First Out New Money Term Loans (10)	10/03/2024	10/03/2029	Transportation	—	—	4,478	4,157	4,478
STG Distribution, LLC - Second Out Term Loans (10)	10/03/2024	10/03/2029	Transportation	—	—	10,237	5,654	246
STG Distribution, LLC - DIP Commitment	10/03/2024	07/14/2026	Transportation	PIK 8.00%	—	2,922	2,719	2,922
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	8.45%	3M SOFR+475	1,960	1,953	1,960
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	589	-	3
System Planning and Analysis, Inc. - Unfunded Revolver (7)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	4,716	-	-
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2024	01/23/2029	Media	10.17%	3M SOFR+650	8,820	8,726	8,577
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2024	01/23/2029	Media	12.75%	3M SOFR+550	1,311	1,311	1,275
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2024	01/23/2029	Media	—	—	414	-	(11)
The Bluebird Group, LLC - Unfunded Revolver (7)	07/22/2021	07/28/2026	Business Services	—	—	734	-	-
The Vertex Companies, LLC - Funded Revolver	08/25/2021	08/31/2028	Business Services	8.76%	3M SOFR+510	1,852	1,852	1,843
The Vertex Companies, LLC - Unfunded Revolver (7)	08/25/2021	08/31/2028	Business Services	—	—	2,117	-	(11)
TMII Enterprises, LLC - Unfunded Revolver (7)	12/19/2022	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
TransGo, LLC - Funded Revolver	12/29/2023	12/29/2028	Machinery	8.92%	3M SOFR+525	1,680	1,680	1,655
TransGo, LLC - Unfunded Revolver (7)	12/29/2023	12/29/2028	Machinery	—	—	1,470	-	(22)
Walker Edison Furniture Company, LLC - New Money DIP	03/01/2023	03/01/2029	Home and Office Furnishings, Housewares and Durable Consumer Products	10.00%	—	324	324	337
Walker Edison Furniture Company, LLC - Unfunded Term Loan (7)	03/01/2023	03/01/2029	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	260	-	10
Wash & Wax Systems, LLC	10/20/2021	04/30/2028	Auto Sector	PIK 9.34%	3M SOFR+550	1,229	1,246	1,254
Wash & Wax Systems, LLC - Funded Revolver	10/20/2021	04/30/2028	Auto Sector	9.19%	3M SOFR+550	419	419	419
Wash & Wax Systems, LLC - Unfunded Revolver (7)	10/20/2021	04/30/2028	Auto Sector	—	—	210	-	-
Watchtower Buyer, LLC. - Funded Revolver	11/29/2023	12/03/2029	Electronics	9.69%	3M SOFR+600	1,890	1,886	1,871
Watchtower Buyer, LLC. - Unfunded Revolver (7)	11/29/2023	12/03/2029	Electronics	—	—	4,410	-	(44)
Total First Lien Secured Debt							444,554	426,214
Second Lien Secured Debt - 3.4% of Net Assets
Burgess Point Purchaser Corporation	07/26/2022	07/28/2030	Auto Sector	12.77%	3M SOFR+910	8,000	7,770	8,000
ENC Parent Corporation	08/06/2021	08/19/2029	Business Services	11.43%	3M SOFR+776	7,500	7,462	6,825
Total Second Lien Secured Debt							15,232	14,825
Subordinate Debt/Corporate Notes - 10.0% of Net Assets
Beacon Behavioral Holdings, LLC	06/21/2024	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	6,407	6,351	6,407

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Gauge Schlesinger Coinvest, LLC	07/02/2019	09/30/2027	Business Services	12.92%	3M SOFR+860	1	1	3
Northwinds Topco, Inc.	08/16/2024	10/30/2029	Consumer Services	PIK 15.00%	—	12,821	12,744	12,693
Northwinds Topco, Inc. - Unfunded Term Loan (7)	08/16/2024	10/30/2029	Consumer Services	—	—	3,500	-	(35)
ORL Holdco, Inc. - Convertible Notes	08/02/2024	03/08/2028	Business Services	18.00%	—	7	7	-
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	08/02/2024	03/08/2028	Business Services	—	—	6	-	(6)
OSP Embedded Aggregator, LP - Convertible Note	11/06/2024	05/08/2030	Aerospace and Defense	12.00%	—	24	237	245
StoicLane, Inc. - Convertible Notes	08/15/2024	08/16/2027	Healthcare, Education and Childcare	12.00%	—	1,223	1,223	1,468
United Land Services Intermediate Parent Holdings, LLC	07/12/2024	12/23/2026	Environmental Services	PIK 14.75%	—	22,121	21,881	22,121
Wash & Wax Systems, LLC	10/20/2021	07/30/2028	Auto Sector	PIK 12.00%	—	861	862	861
Total Subordinate Debt							43,306	43,757
Preferred Equity/Partnership Interests - 4.3% of Net Assets (6)
Accounting Platform Blocker, Inc.	08/09/2024		Financial Services			356,200	356	356
Ad.net Holdings, Inc.	05/04/2021		Media			2,662	266	143
AFC Acquisitions, Inc. (F-2 Series) (9)	12/07/2023		Distribution			490	749	634
AFC Acquisitions, Inc. (G-2 Series) (9)	12/07/2023		Distribution			11	18	15
AFC Acquisitions, Inc. (H-2 Series) (9)	12/07/2023		Distribution			6	12	10
AFC Acquisitions, Inc. (I-2 Series) (9)	12/07/2023		Distribution			6	12	9
AFC Acquisitions, Inc. (J-2 Series) (9)	12/07/2023		Distribution			10	20	15
AFC Acquisitions, Inc. (K-2 Series) (9)	12/07/2023		Distribution			23	44	31
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media			1,135	1,135	1,072
BioDerm Holdings, LP	01/30/2023		Healthcare, Education and Childcare			1,312	1,312	1,223
Cartessa Aesthetics, LLC (9)	06/01/2022		Distribution			3,562,500	3,563	8,575
Connatix Parent, LLC	07/08/2021		Media			7,967	8	10
Consello Pacific Aggregator, LLC (9)	10/02/2023		Business Services			782,891	743	954
C5MI Holdco, LLC (9)	07/31/2024		Business Services			104,000	$104	$108
Gauge Schlesinger Coinvest, LLC - Class A-2	05/24/2023		Business Services			1	1	-
EvAL Home Health Solutions, LLC (9)	05/10/2024		Healthcare, Education and Childcare			272,771	453	436
Five Star Parent Holdings, LLC - Class P	07/09/2025		Leisure, Amusement, Motion Pictures, Entertainment			384	38	130
Hancock Claims Consultants Investors, LLC - Class A (9)	04/30/2024		Insurance			116,588	76	-
Harvest Group Topco Intermediate, LLC	03/02/2026		Media			587	587	594
HPA SPQ Aggregator, LP	06/08/2023		Business Services			52,353	52	-
Imagine Topco, LP Preferred	11/04/2021		Business Services	8.00%		743,826	744	924
KL Stockton Intermediate, LLC (9)	03/27/2026		Personal, Food and Miscellaneous Services	N/A		24,414	24	334
Knexus Holdco, LLC (9)	01/14/2026		Business Services	N/A		40,942	41	42
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector			1,545	1,544	58
Magnolia Topco, LP - Class A-1 (9)	07/25/2023		Auto Sector			530	530	395
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector			1,018	643	5
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics			5,349	535	496
NORA Parent Holdings, LLC (9)	01/27/2026		Healthcare, Education and Childcare			265	116	120
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense			422	422	356
ORL Holdco, Inc.	09/01/2021		Business Services			575	57	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services			287	287	289
RTIC Parent Holdings, LLC - Class A-1 (9)	05/03/2024		Consumer Products			5	5	-
RTIC Parent Holdings, LLC - Class C (9)	05/03/2024		Consumer Products			10,624	700	1,294
RTIC Parent Holdings, LLC - Class D (9)	05/03/2024		Consumer Products			11,276	113	168
SP L2 Holdings, LLC	11/04/2021		Consumer Products			331,229	81	-
SP L2 Holdings, LLC - Unfunded (7)	11/04/2021		Consumer Products			189,274	-	(46)
TPC Holding Company, LP	12/04/2019		Food			219	219	255
TWD Parent Holdings, LLC	08/25/2021		Business Services			33	33	50
Total Preferred Equity/Partnership Interests							15,643	19,055
Common Equity/Partnership Interests/Warrants - 30.7% of Net Assets (6)
A1 Garage Equity, LLC (9)	12/19/2022		Personal, Food and Miscellaneous Services			2,193,038	2,193	4,943
ACP Big Top Holdings, LP	02/29/2024		Manufacturing/Basic Industry			773,800	744	1,399
Ad.net Holdings, Inc.	05/04/2021		Media			2,958	30	-
Aechelon InvestCo, LP	08/16/2024		Aerospace and Defense			10,537	1,068	16,172
Aechelon InvestCo, LP - Unfunded (7)	08/16/2024		Aerospace and Defense			11,312	-	-
Aftermarket Drivetrain Products Holdings, LLC	12/29/2023		Machinery			1,645	1,645	3,124
AG Investco, LP (9)	11/05/2018		Business Services			7,785	805	22
AG Investco, LP - Unfunded (7), (9)	11/05/2018		Business Services			1,948	-	(189)
AMCSI Crash Co-Invest, LP	07/28/2022		Auto Sector			24,898	2,490	3,127
AMCSI Crash Co-Invest, LP - Unfunded (7)	07/28/2022		Auto Sector			5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media			1,135	-	-
APT Holdings, LLC (9)	09/29/2025		Healthcare, Education and Childcare			384,799	519	603
Athletico Holdings, LLC (9)	02/04/2022		Healthcare, Education and Childcare			9,357	10,000	6,795
Azureon, LLC (9)	06/26/2024		Diversified Conglomerate Service			508,238	508	322
BioDerm, Inc.	09/09/2024		Healthcare, Education and Childcare			1,312	-	-
Burgess Point Holdings, LP	07/21/2022		Auto Sector			764	777	708
Carnegie Holdco, LLC (9)	02/07/2024		Education			1,680,300	1,603	1,378
Carisk Parent, LP	11/27/2023		Healthcare, Education and Childcare			204,455	204	279
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Connatix Parent, LLC	07/08/2021		Media			273,207	632	175
Cowboy Parent LLC	09/12/2018		Distribution			27,778	3,015	2,531
Crane 1 Acquisition Parent Holdings, LP	08/11/2021		Personal, Food and Miscellaneous Services			113	104	175
C5MI Holdco, LLC (9)	07/31/2024		Business Services			754,200	754	913
Delta InvestCo, LP (9)	12/16/2020		Telecommunications			6,244	866	1,445
Delta InvestCo, LP - Unfunded (7), (9)	12/16/2020		Telecommunications			2,274	-	-
Duggal Acquisition, LLC	09/30/2024		Marketing Services			314	314	294
EDS Topco, LP	12/19/2022		Aerospace and Defense			937,500	938	1,733
Events Buyer, LLC	12/17/2024		Event Services			536,267	536	547
Exigo, LLC	03/10/2022		Business Services			1,458,333	1,458	-
FedHC InvestCo, LP (9)	08/26/2021		Aerospace and Defense			15,975	545	1,577
FedHC InvestCo, LP - Unfunded (7), (9)	08/26/2021		Aerospace and Defense			2,466	-	-
FedHC InvestCo II, LP (9)	12/23/2021		Aerospace and Defense			21,817	2,303	2,255
First Medical Holdings, LLC (9)	06/13/2025		Healthcare, Education and Childcare			45,000	450	320
Five Star Parent Holdings, LLC	02/21/2023		Leisure, Amusement, Motion Pictures, Entertainment			655,714	656	-
GALT Intermediate, LLC	03/27/2026		Aerospace and Defense			56,604	57	57
Gauge APHIX Blocker, LLC	07/16/2025		Business Services			489,789	490	440
Gauge ETE Blocker, LLC	05/24/2023		Personal, Food and Miscellaneous Services			374,444	374	374
Gauge Lash Coinvest, LLC	12/04/2019		Consumer Products			889,376	136	1,456
Gauge Lash Coinvest, LLC - Class AA	12/04/2019		Consumer Products			64,967	351	106
Gauge Lash Coinvest, LLC - Class AAA	12/04/2019		Consumer Products			277,049	464	453
Gauge Loving Tan, LP	05/25/2023		Consumer Products			543,562	544	674
Gauge Schlesinger Coinvest, LLC	04/22/2020		Business Services			9	10	1
GCOM InvestCo, LP	05/11/2021		Business Services			2,434	1,003	316
GCP Boss Holdco, LLC	12/27/2024		Conglomerate Manufacturing			1,045,100	1,045	1,568
GGG MIDCO, LLC (9)	09/27/2024		Home and Office Furnishings, Housewares and Durable Consumer Products			1,222,700	$1,223	$2,863
GMP Hills, LP	11/02/2023		Distribution			3,747,470	3,747	5,659
Hancock Claims Consultants Investors, LLC (9)	12/23/2020		Insurance			450,000	450	-
Harvest Group Topco Intermediate, LLC	03/02/2026		Media			587	-	-
HPA SPQ Aggregator, LP	06/08/2023		Business Services			750,399	750	-
HV Watterson Holdings, LLC	06/13/2022		Business Services			1,600,000	1,600	-
Icon Partners V C, LP	12/20/2021		Business Services			1,201,283	1,201	856
Icon Partners V C, LP - Unfunded (7)	12/20/2021		Business Services			298,717	-	(86)
IHS Parent Holdings, LP	12/21/2022		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,462
Imagine Topco, LP	11/04/2021		Business Services			743,826	-	-
Infogroup Parent Holdings, Inc.	05/31/2023		Other Media			181,495	2,040	1,344
Integrity Health Intermediate, LLC (9)	02/02/2026		Healthcare, Education and Childcare			20,000	200	202
ITC Infusion Co-invest, LP (9)	02/16/2022		Healthcare, Education and Childcare			162,445	1,720	4,189
Kinetic Purchaser, LLC - Class A	11/08/2021		Consumer Products			1,308,814	1,309	-
Kinetic Purchaser, LLC - Class AA	11/08/2021		Consumer Products			115,688	135	-
KL Stockton Co-Invest, LP (9)	07/16/2021		Personal, Food and Miscellaneous Services			382,353	386	-
Knexus Holdco, LLC (9)	01/14/2026		Business Services			105,311	105	105
Lightspeed Investment Holdco, LLC	01/21/2020		Healthcare, Education and Childcare			273,143	273	1,290
LJ Avalon, LP	01/18/2023		Environmental Services			851,087	851	1,464
Lorient Peregrine Investments, LP	11/18/2022		Business Services			335,590	4,530	1,789
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector			1,545,460	-	-
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector			1,017,840	-	-
Marketplace Events Holdings, LP	12/19/2024		Media			14,640	1,464	1,873
MDI Aggregator, LP	07/19/2022		Chemicals, Plastics and Rubber			31,904	3,237	3,369
Meadowlark Title, LLC (9)	12/09/2021		Business Services			815,385	802	334
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics			594	59	-
Municipal Emergency Services, Inc.	09/28/2021		Distribution			3,920,145	3,984	7,605
NEPRT Parent Holdings, LLC (9)	01/27/2021		Consumer Products			1,299	1,250	430
New Insight Holdings, Inc.	07/15/2024		Business Services			1,157	20	13
New Medina Health, LLC (9)	10/16/2023		Healthcare, Education and Childcare			1,429,480	1,429	3,370
NFS - CFP Holdings, LLC	09/13/2024		Business Services			662,983	663	922
NORA Parent Holdings, LLC (9)	08/22/2023		Healthcare, Education and Childcare			1,257	1,248	9
North Haven Saints Equity Holdings, LP (9)	02/25/2022		Business Services			351,553	352	355
Northwinds Services Group, LLC	08/16/2024		Consumer Services			840,000	1,680	1,589
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense			8,188	108	-
OceanSound Discovery Equity, LP	03/28/2024		Aerospace and Defense			119,966	1,200	1,384
OES Co-Invest, LP - Class A	05/31/2024		Diversified Conglomerate Service			840	851	920
OHCP V BC COI, LP	12/13/2021		Distribution			707,209	707	438
OHCP V BC COI, LP - Unfunded (7)	12/13/2021		Distribution			42,791	-	(16)
ORL Holdco, Inc.	09/01/2021		Business Services			638	6	-
OSP Embedded Aggregator, LP	12/11/2023		Aerospace and Defense			871	871	900
OSP PAR Holdings, LP	09/03/2024		Healthcare, Education and Childcare			1,806	1,812	1,373
Paving Parent, LLC (9)	07/01/2025		Business Services			1,166	1,166	1,753
PCS Parent, LP	03/01/2024		Financial Services			421,304	421	463

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
PennantPark-TSO Senior Loan Fund II, LP (11)	01/07/2022		Financial Services			8,115,794	8,116	5,572
PN Buyer, Inc.	07/31/2025		Business Services			813,376	813	610
PLB Brands, LLC	03/25/2026		Textiles, Apparel & Luxury Goods			55,839	56	56
Podean Intermediate II, LLC	08/04/2025		Marketing Services			287	-	-
Project Granite Holdings, LLC	12/31/2024		Business Services			369	146	203
Quad (U.S.) Co-Invest, LP	10/03/2022		Business Services			2,607,587	2,608	4,155
QuantiTech InvestCo, LP (9)	05/01/2020		Aerospace and Defense			696	-	98
QuantiTech InvestCo, LP - Unfunded (7), (9)	05/01/2020		Aerospace and Defense			1,667	-	-
QuantiTech InvestCo II, LP (9)	05/01/2020		Aerospace and Defense			40	12	7
Real Life Intermediate, LLC	01/16/2026		Buildings and Real Estate			173,571	259	266
RFMG Parent, LP	12/16/2020		Healthcare, Education and Childcare			1,050,000	1,050	1,615
Ro Health Holdings, Inc.	01/16/2025		Healthcare Providers & Services			289,700	290	462
Rosco Topco, LLC	09/09/2025		Business Services			701,149	701	659
Sabel InvestCo, LP (9)	10/31/2024		Government Services			32,771	830	1,176
Sabel InvestCo, LP - Unfunded (7), (9)	10/31/2024		Government Services			47,957	-	-
Safe Haven Defense Holdco, LLC - Class A-1 (9)	05/23/2024		Building Materials			23	227	18
Safe Haven Defense Holdco, LLC - Class A-2	05/23/2024		Building Materials			2	17	1
SBI Holdings Investments, LLC	12/23/2019		Business Services			36,585	366	365
Seacoast Service Partners NA, LLC	12/20/2024		Diversified Conglomerate Service			274	351	286
Seaway Topco, LP	06/08/2022		Chemicals, Plastics and Rubber			2,981	2,981	256
SP DXE Holdings, LLC (9)	10/01/2025		Electronics			553,592	554	648
SP L2 Holdings, LLC	11/04/2021		Consumer Products			129,370,318	917	-
StellPen Holdings, LLC	08/17/2021		Media			153,846	154	105
TAC LifePort Holdings, LLC (9)	02/24/2021		Aerospace and Defense			254,206	239	567
TCG 3.0 Jogger Co-Invest, LP	01/22/2024		Media			6,475	1,252	561
Tinicum Space Coast Co-Invest, LLC (9)	10/29/2024		Aerospace and Defense			216	2,127	2,638
Tinicum Space Coast Holdings, LLC (9)	12/06/2023		Aerospace and Defense			25	199	699
Tower Arch Infolinks Media, LP (9)	10/27/2021		Media			606,001	172	273
Tower Arch Infolinks Media, LP - Unfunded (7), (9)	10/27/2021		Media			289,444	-	(159)
TPC Holding Company, LP	12/04/2019		Food			11,527	$12	$-
TWD Parent Holdings, LLC	08/25/2021		Business Services			670	3	12
United Land Services Holdings, LLC	07/12/2024		Environmental Services			184,049	600	626
UniVista Insurance (9)	06/14/2021		Business Services			400	-	85
Wash & Wax Systems. LLC (9)	04/30/2025		Auto Sector			514	917	322
Watchtower Holdings, LLC (9)	11/29/2023		Electronics			12,419	1,242	1,340
WCP Ivyrehab Coinvestment, LP (9)	06/27/2022		Healthcare, Education and Childcare			204	208	288
WCP Ivyrehab QP CF Feeder, LP (9)	06/27/2022		Healthcare, Education and Childcare			3,651	3,853	5,153
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	06/27/2022		Healthcare, Education and Childcare			188	-	-
White Tiger Newco, LLC	07/31/2025		Leisure, Amusement, Motion Pictures, Entertainment			4,833	369	-
Kentucky Racing Holdco, LLC (Warrants) (9)	04/16/2019		Hotels, Motels, Inns and Gaming			161,252	-	1,622
Total Common Equity/Partnership Interests/Warrants							116,340	134,899
US Government Securities - 47.7% of Net Assets
U.S. Treasury Bill (5)	04/02/2026	04/28/2026	Short-Term U.S. Government Securities	3.61%	—	210,000	209,462	209,427
Total US Government Securities							209,462	209,427
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							844,537	848,177
Investments in Non-Controlled, Affiliated Portfolio Companies - 0.0% of Net Assets (1), (2)
Preferred Equity/Partnership Interests - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2025		Environmental Services			918	918	-
Cascade Environmental Holdings, LLC - Series B	02/19/2025		Environmental Services			5,887,236	32,791	-
Total Preferred Equity/Partnership Interests							33,709	—
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2015		Environmental Services			7,444,347	2,852	-
Total Common Equity/Partnership Interests/Warrants							2,852	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							36,561	-
Investments in Controlled, Affiliated Portfolio Companies - 80.9% (1), (2)
First Lien Secured Debt - 12.6% of Net Assets
AKW Holdings Limited (8), (11)	03/07/2018	03/15/2027	Healthcare, Education and Childcare	10.85%	3M SOFR+700	GBP 36,500	49,926	48,133
Pragmatic Institute, LLC (10)	07/05/2022	03/28/2030	Business Services	—	—	15,644	14,932	7,353
Total First Lien Secured Debt							64,858	55,486
Subordinated Debt - 37.2% of Net Assets
Flock Financial, LLC (11)	04/19/2024	10/19/2027	Financial Services	12.50%	—	23,031	23,031	23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2020	07/31/2027	Financial Services	11.66%	3M SOFR+800	140,287	140,287	140,288
Total Subordinated Debt							163,318	163,319
Preferred Equity - 6.4% of Net Assets (6)
Flock Financial Class A (11)	04/19/2024		Financial Services			2,047,727	7,313	18,381
Flock Financial Class B (9), (11)	04/19/2024		Financial Services			5,409,091	19,318	9,775
Total Preferred Equity							26,631	28,156
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

March 31, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost		Fair Value (3)
Common Equity - 24.7% of Net Assets (6)
AKW Holdings Limited - Class A (8), (11)	03/07/2018		Healthcare, Education and Childcare			933	131		46,788
AKW Holdings Limited - Class B (8), (11)	03/07/2018		Healthcare, Education and Childcare			13	124		698
AKW Holdings Limited - Class C (8), (11)	03/07/2018		Healthcare, Education and Childcare			13	146		825
AKW Holdings Limited - Class D (8), (11)	03/07/2018		Healthcare, Education and Childcare			70	2,684		3,986
AKW Holdings Limited - Class E (8), (11)	03/07/2018		Healthcare, Education and Childcare			67	974		2,171
PennantPark Senior Loan Fund, LLC (11)	07/31/2020		Financial Services			82,176,579	82,358		53,907
Pragmatic Institute, LLC	03/28/2025		Business Services			480	-		-
Total Common Equity							86,417		108,375
Total Investments in Controlled, Affiliated Portfolio Companies							341,224		355,336
Total Investments - 274.0% of Net Assets (12), (13)							1,222,322		1,203,513
Cash Equivalents - 3.4% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				3.54%			15,070		15,070
Total Cash Equivalents							15,070		15,070
Cash - 6.8% of Net Assets
Non-Money Market Cash							29,788		29,737
Total Cash							29,788		29,737
Total Investments Cash Equivalents, and Cash - 284.2%							$1,267,180		$1,248,320
Liabilities in Excess of Other Assets - (184.2)%								`	(809,086)
Net Assets - 100%									$439,234

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
(8)
Non-U.S. company or principal place of business located in The Isle of Man. Total cost, fair value, and percentage of Net Assets for the Isle of Man was $54.0 million, $102.6 million, and 23.4%.
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2026, qualifying assets represent 72% of the Company’s total assets and non-qualifying assets represent 28% of the Company’s total assets.
(12)
All investments are in US Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,168.3 million, $1,100.9 million, and 250.6%
(13)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2024	12/27/2030	Conglomerate Manufacturing	—	—	1,306	$-	$-
By Light Professional IT Services, LLC	07/15/2025	07/15/2031	Business Services	9.66%	3M SOFR+550	2,500	2,481	2,481
By Light Professional IT Services, LLC - Unfunded Revolver (7)	07/15/2025	07/15/2031	Business Services	—	—	988	-	(7)
Capital Construction, LLC	06/30/2025	10/22/2026	Consumer Services	10.20%	3M SOFR+590	5,608	5,573	5,552
Capital Construction, LLC - Unfunded Term Loan A (7)	06/30/2025	12/30/2025	Consumer Services	—	—	6,613	-	(17)
Carisk Buyer, Inc. - Unfunded Term Loan (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	48
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	11
Carisk Buyer, Inc. - Unfunded Revolver (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	-
Carnegie Dartlet, LLC	02/07/2024	02/07/2030	Education	9.66%	3M SOFR+550	2,326	2,304	2,302
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/07/2024	02/09/2026	Education	—	—	7,680	-	-
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2024	02/07/2030	Education	—	—	3,339	-	(33)
Cartessa Aesthetics, LLC	06/01/2022	06/14/2028	Distribution	10.30%	3M SOFR+600	23,494	23,242	23,494
Cartessa Aesthetics, LLC - Funded Revolver	06/01/2022	06/14/2028	Distribution	10.30%	3M SOFR+600	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/01/2022	06/14/2028	Distribution	—	—	2,297	-	-
Case Works, LLC	10/01/2024	10/01/2029	Business Services	9.09%	3M SOFR+525	852	845	814
Case Works, LLC - Funded Revolver	10/01/2024	10/01/2029	Business Services	9.25%	3M SOFR+525	1,793	1,793	1,712
Case Works, LLC - Unfunded Revolver (7)	10/01/2024	10/01/2029	Business Services	—	—	94	-	(4)
CF512, Inc. - Funded Revolver	08/17/2021	08/20/2026	Media	10.18%	3M SOFR+602	82	82	81
CF512, Inc. - Unfunded Revolver (7)	08/17/2021	08/20/2026	Media	—	—	827	-	(8)
CJX Borrower, LLC	07/08/2021	07/13/2027	Media	10.08%	3M SOFR+576	322	309	322
CJX Borrower, LLC - Unfunded Term Loan (7)	07/08/2021	07/13/2027	Media	—	—	149	-	27
CJX Borrower, LLC - Funded Revolver	07/08/2021	07/13/2027	Media	10.07%	3M SOFR+576	893	893	893
CJX Borrower, LLC - Unfunded Revolver (7)	07/08/2021	07/13/2027	Media	—	—	982	-	-
Compex Legal Services, Inc. - Funded Revolver	07/24/2023	02/07/2026	Business Services	9.78%	3M SOFR+555	459	459	459
Compex Legal Services, Inc. - Unfunded Revolver (7)	07/24/2023	02/07/2026	Business Services	—	—	197	-	-
Cornerstone Advisors of Arizona, LLC	05/13/2025	05/13/2032	Consulting Services	8.75%	3M SOFR+475	6,000	5,970	5,970
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2025	05/13/2032	Consulting Services	—	—	797	-	(4)
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2024	09/23/2026	Business Services	—	—	6,630	-	50
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2024	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Unfunded Revolver (7)	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	—	—	435	-	(3)
C5MI Acquisition, LLC	07/31/2024	07/31/2029	Business Services	10.00%	3M SOFR+600	2,463	2,432	2,463
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2024	07/31/2029	Business Services	—	—	4,133	-	-
DRS Holdings III, Inc.	11/01/2019	11/03/2025	Consumer Products	9.57%	3M SOFR+525	2	2	2
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/01/2019	11/03/2025	Consumer Products	—	—	608	-	-
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2024	09/30/2026	Marketing Services	—	—	2,042	-	20
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2024	09/30/2030	Marketing Services	—	—	2,561	-	-
Dynata, LLC - Last-Out Term Loan	07/15/2024	10/16/2028	Business Services	9.96%	3M SOFR+576	83	83	68
EDS Buyer, LLC - Unfunded Revolver (7)	12/19/2022	01/10/2029	Aerospace and Defense	—	—	1,915	-	5
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare, Education and Childcare	9.69%	3M SOFR+550	656	656	656
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/18/2024	10/19/2026	Healthcare, Education and Childcare	—	—	1,530	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2024	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	07/11/2024	08/20/2029	Business Services	8.51%	3M SOFR+451	3,391	3,057	2,882
ETE Intermediate II, LLC	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	9.16%	3M SOFR+500	552	549	552
ETE Intermediate II, LLC - Funded Revolver	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	9.17%	3M SOFR+500	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/24/2023	05/25/2029	Personal, Food and Miscellaneous Services	—	—	2,264	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/10/2022	03/15/2027	Business Services	10.51%	3M SOFR+635	23,878	23,740	23,878
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/10/2022	03/15/2027	Business Services	—	—	1,856	-	-
Express Wash Intermediate, LLC	07/14/2022	04/10/2031	Auto Sector	10.58%	3M SOFR+625	9,975	9,926	9,736
Express Wash Intermediate, LLC - Unfunded Revolver (7)	07/14/2022	04/10/2031	Auto Sector	—	—	609	-	(15)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
First Medical MSO, LLC	06/13/2025	06/13/2031	Healthcare, Education and Childcare	9.75%	3M SOFR+575	4,489	$4,445	$4,444
First Medical MSO, LLC - Unfunded Term Loan (7)	06/13/2025	06/13/2027	Healthcare, Education and Childcare	—	—	3,000	-	-
First Medical MSO, LLC - Unfunded Revolver (7)	06/13/2025	06/13/2031	Healthcare, Education and Childcare	—	—	600	-	(6)
Five Star Buyer, Inc.	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	3M SOFR+715	197	197	193
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (7)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	-	(7)
Gauge ETE Blocker, LLC	05/24/2023	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	285	285	285
GGG MIDCO, LLC	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	9.22%	3M SOFR+500	8,112	8,035	8,112
GGG MIDCO, LLC - Unfunded Term Loan (7)	09/27/2024	09/27/2026	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	2,154	-	22
GGG MIDCO, LLC - Unfunded Revolver (7)	09/27/2024	09/27/2030	Home and Office Furnishings, Housewares and Durable Consumer Products	—	—	581	-	-
Graffiti Buyer, Inc.	10/25/2022	08/10/2027	Distribution	9.66%	3M SOFR+560	245	244	240
Graffiti Buyer, Inc. - Unfunded Term Loan (7)	10/25/2022	08/10/2027	Distribution	—	—	831	-	(10)
Graffiti Buyer, Inc. - Funded Revolver	10/25/2022	08/10/2027	Distribution	9.85%	3M SOFR+560	32	32	31
Graffiti Buyer, Inc. - Unfunded Revolver (7)	10/25/2022	08/10/2027	Distribution	—	—	737	-	(15)
Halo Buyer, Inc.	07/18/2018	08/07/2029	Consumer Products	10.16%	3M SOFR+600	16,915	16,760	16,915
Halo Buyer, Inc. - Funded Revolver	07/18/2018	08/07/2029	Consumer Products	10.16%	3M SOFR+600	517	517	517
Halo Buyer, Inc. - Unfunded Revolver (7)	07/18/2018	08/07/2029	Consumer Products	—	—	2,181	-	-
Hancock Roofing and Construction, LLC	05/05/2022	12/31/2026	Insurance	9.76%	3M SOFR+560	750	750	743
Harris & Co, LLC	08/09/2024	08/09/2030	Financial Services	9.16%	3M SOFR+500	9,097	9,019	9,018
Harris & Co, LLC - Unfunded Term Loan B (7)	08/09/2024	02/09/2026	Financial Services	—	—	5,574	-	-
Harris & Co, LLC - Unfunded Term Loan C (7)	08/09/2024	08/18/2027	Financial Services	—	—	10,226	-	-
Harris & Co, LLC - Funded Revolver	08/09/2024	08/09/2030	Financial Services	9.16%	3M SOFR+500	526	526	521
Harris & Co, LLC - Unfunded Revolver (7)	08/09/2024	08/09/2030	Financial Services	—	—	2,479	-	(22)
HEC Purchaser Corp.	06/17/2024	06/17/2029	Healthcare, Education and Childcare	9.22%	3M SOFR+500	4,801	4,778	4,801
Hills Distribution, Inc.	11/02/2023	11/08/2029	Distribution	10.32%	3M SOFR+600	7,786	7,721	7,786
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/02/2023	11/07/2025	Distribution	—	—	1,280	-	13
HV Watterson Holdings, LLC (10)	06/13/2022	12/17/2026	Business Services	8.00%	—	287	286	158
HV Watterson Holdings, LLC - Funded Revolver (10)	06/13/2022	12/17/2026	Business Services	8.00%	—	1,250	1,250	686
HV Watterson Holdings, LLC - Unfunded Revolver (7), (10)	06/13/2022	12/17/2026	Business Services	—	—	—	-	-
HW Holdco, LLC - Unfunded Revolver (7)	10/11/2019	05/11/2026	Media	—	—	3,387	-	-
IG Investments Holdings, LLC	07/11/2022	09/22/2028	Business Services	9.31%	3M SOFR+500	104	103	103
IG Investments Holdings, LLC - Unfunded Revolver (7)	07/11/2022	09/22/2028	Business Services	—	—	722	-	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (7)	11/04/2021	11/16/2027	Business Services	—	—	1,685	-	-
Impact Advisors, LLC	03/21/2025	03/19/2032	Business Services	8.50%	3M SOFR+450	7,960	7,921	7,960
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2025	03/21/2027	Business Services	—	—	4,686	-	23
Impact Advisors, LLC - Unfunded Revolver (7)	03/21/2025	03/19/2032	Business Services	—	—	937	-	-
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	10.00%	3M SOFR+600	8,974	8,885	8,974
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	10.00%	3M SOFR+600	CAD 2,612	1,887	1,877
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/21/2022	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	-
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	12.25%	3M SOFR+500	161	161	161
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,130	-	-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2024	12/17/2026	Business Services	—	—	1,900	-	-
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2024	12/17/2030	Business Services	—	—	2,375	-	-
Inventus Power, Inc. - Funded Revolver	03/24/2021	01/15/2026	Electronics	11.76%	3M SOFR+761	403	403	403
Inventus Power, Inc. - Unfunded Revolver (7)	03/24/2021	01/15/2026	Electronics	—	—	1,325	-	-
Kinetic Purchaser, LLC	07/08/2022	11/10/2027	Consumer Products	10.19%	3M SOFR+615	3,099	3,044	2,634
Kinetic Purchaser, LLC - Funded Revolver	07/08/2022	11/10/2026	Consumer Products	10.15%	3M SOFR+615	3,070	3,070	2,609
Kinetic Purchaser, LLC - Unfunded Revolver (7)	07/08/2022	11/10/2026	Consumer Products	—	—	1,784	-	(268)
Lash OpCo, LLC	08/16/2021	02/18/2027	Consumer Products	12.14%	3M SOFR+785	3,055	3,038	2,979

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
				(PIK 5.10%)
Lash OpCo, LLC - Funded Revolver	08/16/2021	08/16/2026	Consumer Products	12.14%	3M SOFR+785	918	$918	$895
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2021	08/16/2026	Consumer Products	—	—	2,223	-	(56)
LAV Gear Holdings, Inc. - Incremental Term Loan	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.10%	3M SOFR+594	1,218	1,226	1,263
LAV Gear Holdings, Inc. - FOTL	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 10.10%	3M SOFR+595	134	122	165
LAV Gear Holdings, Inc. - Unfunded Revolver (7)	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	—	—	149	-	-

Ledge Lounger, Inc.	11/04/2021	11/09/2026	Consumer Products	11.65%	3M SOFR+765	8,998	8,949	7,018
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/04/2021	11/09/2026	Consumer Products	11.65%	3M SOFR+765	1,621	1,621	1,264
				(PIK 1.00%)
Lightspeed Buyer, Inc.	02/03/2020	02/03/2027	Healthcare, Education and Childcare	8.91%	3M SOFR+475	2,011	2,011	2,011
Lightspeed Buyer, Inc. - Unfunded Revolver (7)	02/03/2020	02/03/2027	Healthcare, Education and Childcare	—	—	1,166	-	-
LJ Avalon Holdings, LLC	01/18/2023	02/01/2030	Environmental Services	8.78%	3M SOFR+450	5,194	5,179	5,194
LJ Avalon Holdings, LLC - Unfunded Term Loan (7)	01/18/2023	02/08/2027	Environmental Services	—	—	2,624	-	13
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/18/2023	02/01/2029	Environmental Services	—	—	1,498	-	-
Loving Tan Intermediate II, Inc.	05/25/2023	05/31/2028	Consumer Products	9.00%	3M SOFR+500	7,054	6,982	7,054
Loving Tan Intermediate II, Inc. - Funded Revolver	05/25/2023	05/31/2028	Consumer Products	9.00%	3M SOFR+500	664	664	664
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/25/2023	05/31/2028	Consumer Products	—	—	332	-	-
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	05/25/2023	07/12/2026	Consumer Products	—	—	2,018	-	20
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+525	1,237	1,225	1,237
Marketplace Events Acquisition, LLC - Unfunded Term Loan (7)	12/19/2024	06/19/2026	Media	—	—	3,113	-	31
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+525	218	218	218
Marketplace Events Acquisition, LLC - Unfunded Revolver (7)	12/19/2024	12/19/2030	Media	—	—	1,959	-	-
MBS Holdings, Inc.	04/14/2021	04/16/2027	Telecommunications	9.30%	3M SOFR+510	267	266	267
MBS Holdings, Inc. - Unfunded Revolver (7)	04/14/2021	04/16/2027	Telecommunications	—	—	694	-	-
MDI Buyer, Inc. - Funded Revolver	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	11.50%	3M SOFR+375	1,808	1,808	1,808
MDI Buyer, Inc. - Unfunded Revolver (7)	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	—	—	419	-	-
Meadowlark Acquirer, LLC	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	1,903	1,892	1,903
Meadowlark Acquirer, LLC - Funded Revolver	12/09/2021	12/10/2027	Business Services	9.65%	3M SOFR+565	337	337	337
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/09/2021	12/10/2027	Business Services	—	—	1,348	-	-
Medina Health, LLC - Unfunded Revolver (7)	10/16/2023	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	14
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2024	03/01/2030	Electronics	9.67%	3M SOFR+550	232	232	221
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Electronics	—	—	1,625	-	(78)
Mineola 212, LLC	06/24/2024	12/24/2025	Buildings and Real Estate	14.00%	—	3,500	3,515	3,507
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/09/2024	01/16/2026	Business Services	—	—	6,124	-	61
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/09/2024	01/16/2030	Business Services	—	—	3,675	-	-
Municipal Emergency Services, Inc.	09/23/2021	10/01/2027	Distribution	9.17%	3M SOFR+515	1,031	1,024	1,031
Municipal Emergency Services, Inc. - Unfunded Term Loan (7)	09/23/2021	01/15/2026	Distribution	—	—	568	-	3
Municipal Emergency Services, Inc. - Unfunded Revolver (7)	09/23/2021	10/01/2027	Distribution	—	—	1,880	-	-
NBH Group, LLC - Unfunded Revolver (7)	08/16/2021	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	-
NORA Acquisition, LLC - Funded Revolver	08/22/2023	08/31/2029	Healthcare, Education and Childcare	10.35%	3M SOFR+635	1,218	1,218	1,209
NORA Acquisition, LLC - Unfunded Revolver (7)	08/22/2023	08/31/2029	Healthcare, Education and Childcare	—	—	1,489	-	(11)
North American Rail Solutions, LLC	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+475	29,416	29,269	29,269
North American Rail Solutions, LLC - Unfunded Term Loan (7)	08/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	2,263	-	-
North American Rail Solutions, LLC - Funded Revolver	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+475	784	784	784
North American Rail Solutions, LLC - Unfunded Revolver (7)	08/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	2,383	-	-
NP Riverhead Industrial, LLC	05/24/2024	12/10/2025	Buildings and Real Estate	15.50%	—	5,000	5,015	5,000
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.25%	3M SOFR+525	1,787	1,771	1,751

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	12/29/2023	09/30/2026	Diversified Conglomerate Service	—	—	3,807	-	(43)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Conglomerate Service	9.25%	3M SOFR+525	1,260	1,260	1,235
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/29/2023	12/31/2029	Diversified Conglomerate Service	—	—	840	$-	$(17)
ORL Acquisition, Inc.	09/01/2021	09/03/2027	Business Services	13.70%	3M SOFR+940	4,426	4,395	3,917
				(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (7)	09/01/2021	09/03/2027	Business Services	—	—	149	-	(17)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.81%	3M SOFR+575	6,386	6,298	6,297
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	1,477	-	(21)
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2028	Business Services	—	—	1,373	-	(5)
PAR Excellence Holdings, Inc.	09/03/2024	09/03/2030	Healthcare, Education and Childcare	9.32%	3M SOFR+500	11,940	11,827	11,731
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2024	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(47)
Paving Lessor Corp.	07/01/2025	07/01/2031	Business Services	9.25%	3M SOFR+525	6,974	6,922	6,921
Paving Lessor Corp. - Unfunded Term Loan (7)	07/01/2025	07/01/2027	Business Services	—	—	3,291	-	-
Paving Lessor Corp. - Unfunded Revolver (7)	07/01/2025	07/01/2031	Business Services	—	—	2,194	-	(16)
PCS MIDCO, Inc.	03/01/2024	03/01/2030	Financial Services	9.75%	3M SOFR+575	2,322	2,303	2,322
PCS MIDCO, Inc. - Unfunded Term Loan (7)	03/01/2024	03/02/2026	Financial Services	—	—	2,078	-	21
PCS MIDCO, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Financial Services	—	—	1,762	-	-
Peninsula Pacific Entertainment	08/15/2025	08/22/2032	Gaming	9.02%	3M SOFR+475	5,251	5,198	5,238
Peninsula Pacific Entertainment - Unfunded Term Loan (7)	08/15/2025	08/25/2027	Gaming	—	—	1,231	-	3
Penta Group Holdings, Inc.	07/31/2025	07/31/2031	Business Services	8.50%	3M SOFR+450	3,556	3,538	3,538
Penta Group Holdings, Inc. - Unfunded Term Loan (7)	07/31/2025	07/31/2027	Business Services	—	—	2,591	-	-
Penta Group Holdings, Inc. - Funded Revolver	07/31/2025	07/31/2031	Business Services	8.50%	3M SOFR+450	210	210	209
Penta Group Holdings, Inc. - Unfunded Revolver (7)	07/31/2025	07/31/2031	Business Services	—	—	437	-	(2)
PlayPower, Inc.	08/28/2024	08/28/2030	Manufacturing/Basic Industry	9.25%	3M SOFR+525	11,880	11,804	11,880
PlayPower, Inc. - Unfunded Revolver (7)	08/28/2024	08/28/2030	Manufacturing/Basic Industry	—	—	2,570	-	-
Podean Buyer, Inc.	08/04/2025	08/04/2031	Marketing Services	10.00%	3M SOFR+600	4,030	3,990	3,990
Podean Buyer, Inc. - Unfunded Revolver (7)	08/04/2025	08/04/2031	Marketing Services	—	—	796	-	(8)
PL Acquisitionco, LLC - Funded Revolver (13)	11/05/2021	11/09/2027	Retail	4.27%	—	863	863	345
PL Acquisitionco, LLC - Unfunded Revolver (7), (13)	11/05/2021	11/09/2027	Retail	—	—	755	-	(453)
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2024	12/31/2026	Business Services	—	—	554	-	11
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2024	12/31/2030	Business Services	—	—	923	-	9
Radius Aerospace, Inc. - Funded Revolver	11/14/2022	03/29/2027	Aerospace and Defense	10.29%	3M SOFR+600	410	410	400
Radius Aerospace, Inc. - Unfunded Revolver (7)	11/14/2022	03/29/2027	Aerospace and Defense	—	—	1,819	-	(41)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	09/27/2021	06/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Funded Revolver	09/27/2021	06/20/2029	Healthcare, Education and Childcare	9.29%	3M SOFR+500	1,962	1,962	1,962
Rancho Health MSO, Inc. - Unfunded Revolver (7)	09/27/2021	06/20/2029	Healthcare, Education and Childcare	—	—	713	-	-
Recteq, LLC - Funded Revolver	01/27/2021	01/29/2026	Consumer Products	10.46%	3M SOFR+625	313	313	312
Recteq, LLC - Unfunded Revolver (7)	01/27/2021	01/29/2026	Consumer Products	—	—	814	-	(2)
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/19/2019	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Funded Revolver	01/16/2025	01/17/2031	Healthcare Providers & Services	8.50%	3M SOFR+450	1,258	1,258	1,258
Ro Health, LLC - Unfunded Revolver (7)	01/16/2025	01/17/2031	Healthcare Providers & Services	—	—	2,935	-	-
Rosco Parent, LLC	09/09/2025	09/12/2031	Business Services	8.81%	3M SOFR+475	10,167	10,090	10,090
Rosco Parent, LLC - Unfunded Revolver (7)	09/09/2025	09/12/2031	Business Services	—	—	1,332	-	-
Route 66 Development	01/28/2025	01/24/2031	Gaming	13.16%	3M SOFR+900	18,000	17,655	17,910
RRA Corporate, LLC	08/15/2024	08/15/2029	Business Services	9.00%	3M SOFR+500	2,996	2,967	2,978
RRA Corporate, LLC - Unfunded Term Loan (7)	08/15/2024	08/17/2026	Business Services	—	—	7,178	-	29
RRA Corporate, LLC - Funded Revolver	08/15/2024	08/15/2029	Business Services	9.25%	3M SOFR+525	1,448	1,448	1,440
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2024	08/15/2029	Business Services	—	—	1,700	-	(10)
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2024	05/03/2029	Consumer Products	9.75%	3M SOFR+575	1,898	1,898	1,879
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2024	05/03/2029	Consumer Products	—	—	3,524	-	(35)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/08/2023	06/15/2029	Business Services	10.08%	3M SOFR+575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/08/2023	06/15/2029	Business Services	—	—	373	-	(37)
Sabel Systems Technology Solutions, LLC - Funded Revolver	10/31/2024	10/31/2030	Government Services	12.75%	3M SOFR+525	66	66	66
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2024	10/31/2030	Government Services	—	—	1,261	-	-
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Safe Haven Defense US, LLC	05/23/2024	05/23/2029	Building Materials	9.50%	3M SOFR+525	3,919	3,871	3,899
Safe Haven Defense US, LLC - Unfunded Revolver (7)	05/23/2024	05/23/2029	Building Materials	—	—	1,114	-	(6)
Sales Benchmark Index, LLC - Funded Revolver	05/29/2020	07/07/2026	Business Services	9.20%	3M SOFR+520	244	244	244
Sales Benchmark Index, LLC - Unfunded Revolver (7)	05/29/2020	07/07/2026	Business Services	—	—	366	$-	$-
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.54%	3M SOFR+550	11,389	11,287	11,389
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2024	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, Inc.	07/02/2019	11/12/2025	Business Services	12.92%	3M SOFR+860	2,613	2,605	2,482
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/02/2019	11/12/2025	Business Services	12.92%	3M SOFR+860	34	34	32
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (7)	07/02/2019	11/12/2025	Business Services	—	—	5	-	-
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Conglomerate Service	9.01%	3M SOFR+500	1,801	1,786	1,727
Seacoast Service Partners NA, LLC - Unfunded Term Loan (7)	12/20/2024	12/21/2026	Diversified Conglomerate Service	—	—	3,608	-	(116)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Conglomerate Service	9.00%	3M SOFR+500	569	569	546
Seacoast Service Partners NA, LLC - Unfunded Revolver (7)	12/20/2024	12/20/2029	Diversified Conglomerate Service	—	—	786	-	(32)
Seaway Buyer, LLC	06/08/2022	06/13/2029	Chemicals, Plastics and Rubber	10.17%	3M SOFR+615	4,656	4,611	4,342
Seaway Buyer, LLC - Funded Revolver	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	10.19%	3M SOFR+615	2,605	2,605	2,429
Seaway Buyer, LLC - Unfunded Revolver (7)	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	—	—	521	-	(35)
Shiftkey, LLC	06/17/2022	06/21/2027	Business Services	10.01%	3M SOFR+601	16,593	16,515	15,913
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	Telecommunications	10.31%	3M SOFR+615	10,450	10,209	10,450
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	Telecommunications	10.90%	3M SOFR+690	850	850	850
Sigma Defense Systems, LLC - Unfunded Revolver (7)	11/30/2021	12/20/2027	Telecommunications	—	—	2,835	-	-
Spendmend Holdings, LLC	02/25/2022	03/01/2028	Business Services	9.15%	3M SOFR+515	1,192	1,186	1,192
Spendmend Holdings, LLC - Unfunded Term Loan (7)	02/25/2022	11/25/2026	Business Services	—	—	1,434	-	7
Spendmend Holdings, LLC - Funded Revolver	02/25/2022	03/01/2028	Business Services	9.15%	3M SOFR+515	234	234	234
Spendmend Holdings, LLC - Unfunded Revolver (7)	02/25/2022	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC - First Out New Money Term Loans	10/03/2024	10/03/2029	Transportation	12.57%	3M SOFR+835	4,330	4,131	3,854
				(PIK 7.25%)
STG Distribution, LLC - Second Out Term Loans (13)	10/03/2024	10/03/2029	Transportation	5.32%	—	10,012	5,656	801
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	9.05%	3M SOFR+475	9,468	9,415	9,392
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	589	-	(2)
System Planning and Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	9.06%	3M SOFR+475	437	437	433
System Planning and Analysis, Inc. - Unfunded Revolver (7)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	4,279	-	(34)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2024	01/23/2029	Media	10.52%	3M SOFR+650	8,865	8,753	8,821
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2024	01/23/2029	Media	12.75%	3M SOFR+550	310	310	309
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/23/2024	01/23/2029	Media	—	—	1,414	-	(7)
The Bluebird Group, LLC - Unfunded Revolver (7)	07/22/2021	07/28/2026	Business Services	—	—	734	-	-
The Vertex Companies, LLC	08/25/2021	08/31/2028	Business Services	8.88%	3M SOFR+485	6,638	6,587	6,608
The Vertex Companies, LLC - Funded Revolver	08/25/2021	08/31/2028	Business Services	9.01%	3M SOFR+485	1,455	1,455	1,448
The Vertex Companies, LLC - Unfunded Revolver (7)	08/25/2021	08/31/2028	Business Services	—	—	2,513	-	(13)
TMII Enterprises, LLC - Unfunded Revolver (7)	12/19/2022	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
TransGo, LLC - Unfunded Revolver (7)	12/29/2023	12/29/2028	Machinery	—	—	2,775	-	21
Urology Management Holdings, Inc. - Unfunded Term Loan (7)	09/03/2024	09/03/2026	Healthcare, Education and Childcare	—	—	1,000	-	5
US Fertility Enterprises, LLC	10/07/2024	10/11/2031	Healthcare, Education and Childcare	8.81%	3M SOFR+450	263	263	263
Walker Edison Furniture Company, LLC - New Money DIP	03/01/2023	03/01/2029	Home and Office Furnishings	10.00%	—	297	297	303
Walker Edison Furniture Company, LLC - Unfunded Term Loan (7)	03/01/2023	03/01/2029	Home and Office Furnishings	—	—	786	-	27
Wash & Wax Systems, LLC	10/20/2021	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	1,206	1,227	1,231
Wash & Wax Systems, LLC - Funded Revolver	10/20/2021	04/30/2028	Auto Sector	PIK 9.78%	3M SOFR+550	13	13	13
Wash & Wax Systems, LLC - Unfunded Revolver (7)	10/20/2021	04/30/2028	Auto Sector	—	—	617	-	-
Watchtower Buyer, LLC. - Unfunded Revolver (7)	11/29/2023	12/03/2029	Electronics	—	—	6,300	-	(63)
Total First Lien Secured Debt							537,235	517,648

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt - 3.9% of Net Assets
Burgess Point Purchaser Corporation	07/26/2022	07/28/2030	Auto Sector	13.41%	3M SOFR+910	8,000	7,741	8,000
ENC Parent Corporation	08/06/2021	08/19/2029	Business Services	11.76%	3M SOFR+776	7,500	$7,453	$6,750
TEAM Services Group, LLC	04/26/2024	12/18/2028	Healthcare, Education and Childcare	13.57%	3M SOFR+926	3,429	3,425	3,411
Total Second Lien Secured Debt							18,619	18,161
Subordinate Debt/Corporate Notes - 8.2% of Net Assets
Beacon Behavioral Holdings, LLC	06/21/2024	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	5,948	5,885	5,948
Gauge Schlesinger Coinvest, LLC	07/02/2019	01/08/2026	Business Services	12.92%	3M SOFR+860	1	1	3
Northwinds Topco, Inc.	08/16/2024	10/30/2029	Consumer Services	PIK 15.00%	—	11,902	11,814	11,842
Northwinds Topco, Inc. - Unfunded Term Loan (7)	08/16/2024	10/30/2029	Consumer Services	—	—	3,500	-	(18)
ORL Holdco, Inc. - Convertible Notes	08/02/2024	03/08/2028	Business Services	18.00%	—	6	6	-
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	08/02/2024	03/08/2028	Business Services	—	—	6	-	(5)
OSP Embedded Aggregator, LP - Convertible Note	11/06/2024	05/08/2030	Aerospace and Defense	12.00%	—	24	237	276
StoicLane, Inc. - Convertible Notes	08/15/2024	08/16/2027	Healthcare, Education and Childcare	12.00%	—	917	917	1,055
StoicLane, Inc. - Unfunded Convertible Notes (7)	08/15/2024	08/16/2027	Healthcare, Education and Childcare	—	—	306	-	46
United Land Services Intermediate Parent Holdings, LLC	07/12/2024	12/23/2026	Environmental Services	PIK 14.75%	—	18,112	17,872	17,931
United Land Services Intermediate Parent Holdings, LLC - Unfunded Term Loan (7)	07/12/2024	01/12/2026	Environmental Services	—	—	2,541	-	13
Wash & Wax Systems, LLC	10/20/2021	07/30/2028	Auto Sector	PIK 12.00%	—	811	812	811
Total Subordinate Debt							37,544	37,902
Preferred Equity/Partnership Interests - 4.3% of Net Assets (6)
Accounting Platform Blocker, Inc.	08/09/2024		Financial Services		—	356,200	356	356
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,400	240	215
AFC Acquisitions, Inc. (F-2 Series) (9)	12/07/2023		Distribution		—	490	749	819
AFC Acquisitions, Inc. (G-2 Series) (9)	12/07/2023		Distribution		—	11	18	19
AFC Acquisitions, Inc. (H-2 Series) (9)	12/07/2023		Distribution		—	6	12	13
AFC Acquisitions, Inc. (I-2 Series) (9)	12/07/2023		Distribution		—	6	12	11
AFC Acquisitions, Inc. (J-2 Series) (9)	12/07/2023		Distribution		—	10	20	20
AH Holdings, LLC	03/23/2011		Healthcare, Education and Childcare	6.00%	—	211	500	335
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	1,135	1,120
BioDerm Holdings, LP	01/30/2023		Healthcare, Education and Childcare		—	1,312	1,312	1,307
Cartessa Aesthetics, LLC (9)	06/01/2022		Distribution		—	3,562,500	3,563	8,088
Connatix Parent, LLC	07/08/2021		Media		—	7,967	8	8
Consello Pacific Aggregator, LLC (9)	10/02/2023		Business Services		—	782,891	743	603
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	104,000	104	108
Gauge Schlesinger Coinvest, LLC - Class A-2	05/24/2023		Business Services		—	1	1	-
EvAL Home Health Solutions, LLC (9)	05/10/2024		Healthcare, Education and Childcare		—	272,771	453	409
Five Star Parent Holdings, LLC - Class P	07/09/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	384	38	164
Hancock Claims Consultants Investors, LLC - Class A (9)	04/30/2024		Insurance		—	116,588	76	134
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	52,353	52	52
Imagine Topco, LP Preferred	11/04/2021		Business Services	8.00%	—	743,826	744	1,017
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545	1,545	1,424
Magnolia Topco, LP - Class A-1 (9)	07/25/2023		Auto Sector		—	530	530	1,060
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,018	643	-
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	5,349	535	417
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	422	422	441
ORL Holdco, Inc.	09/01/2021		Business Services		—	575	57	-
PL Acquisitionco, LLC - (9)	05/31/2023		Retail		—	73	73	-
RTIC Parent Holdings, LLC - Class A-1 (9)	05/03/2024		Consumer Products		—	5	5	-
RTIC Parent Holdings, LLC - Class C (9)	05/03/2024		Consumer Products		—	10,624	700	1,290
RTIC Parent Holdings, LLC - Class D (9)	05/03/2024		Consumer Products		—	11,276	113	152
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	331,229	81	-
SP L2 Holdings, LLC - Unfunded (7)	11/04/2021		Consumer Products		—	189,274	-	(46)
TPC Holding Company, LP	12/04/2019		Food		—	219	219	236
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	33	33	47
Total Preferred Equity/Partnership Interests							15,092	19,819
Common Equity/Partnership Interests/Warrants - 30.0% of Net Assets (6)
A1 Garage Equity, LLC (9)	12/19/2022		Personal, Food and Miscellaneous Services		—	2,193,038	2,193	3,893
ACP Big Top Holdings, LP	02/29/2024		Manufacturing/Basic Industry		—	773,800	744	1,134
Ad.net Holdings, Inc.	05/04/2021		Media		—	2,667	27	-
Aechelon InvestCo, LP	08/16/2024		Aerospace and Defense		—	10,684	1,068	4,064
Aechelon InvestCo, LP - Unfunded (7)	08/16/2024		Aerospace and Defense		—	11,940	-	-
Aftermarket Drivetrain Products Holdings, LLC	12/29/2023		Machinery		—	1,645	1,645	3,062
AG Investco, LP (9)	11/05/2018		Business Services		—	8,052	805	75
AG Investco, LP - Unfunded (7), (9)	11/05/2018		Business Services		—	1,948	-	(177)
Altamira Intermediate Company II, Inc.	07/23/2019		Aerospace and Defense		—	125,000	125	116
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
AMCSI Crash Co-Invest, LP	07/28/2022		Auto Sector		—	24,898	2,490	3,794
AMCSI Crash Co-Invest, LP - Unfunded (7)	07/28/2022		Auto Sector		—	5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media		—	1,135	-	-
APT INTERMEDIATE, LLC (9)	09/29/2025		Healthcare, Education and Childcare		—	384,799	$519	$519
Athletico Holdings, LLC (9)	02/04/2022		Healthcare, Education and Childcare		—	9,357	10,000	6,897
Atlas Investment Aggregator, LLC	05/03/2021		Telecommunications		—	1,700,000	1,613	-
Azureon, LLC (9)	06/26/2024		Diversified Conglomerate Service		—	508,238	508	432
BioDerm, Inc.	09/09/2024		Healthcare, Education and Childcare		—	1,312	-	-
Burgess Point Holdings, LP	07/21/2022		Auto Sector		—	764	777	825
Carnegie Holdco, LLC (9)	02/07/2024		Education		—	1,680,300	1,603	1,260
Carisk Parent, LP	11/27/2023		Healthcare, Education and Childcare		—	204,455	204	236
Connatix Parent, LLC	07/08/2021		Media		—	273,207	632	315
Cowboy Parent LLC	09/12/2018		Distribution		—	27,778	3,015	3,157
Crane 1 Acquisition Parent Holdings, LP	08/11/2021		Personal, Food and Miscellaneous Services		—	113	104	220
C5MI Holdco, LLC (9)	07/31/2024		Business Services		—	754,200	754	694
Delta InvestCo, LP (9)	12/16/2020		Telecommunications		—	913,649	866	1,768
Delta InvestCo, LP - Unfunded (7), (9)	12/16/2020		Telecommunications		—	227,395	-	-
Duggal Acquisition, LLC	09/30/2024		Marketing Services		—	314	314	287
EDS Topco, LP	12/19/2022		Aerospace and Defense		—	937,500	938	1,935
Events Buyer, LLC	12/17/2024		Event Services		—	536,267	536	684
Exigo, LLC	03/10/2022		Business Services		—	1,458,333	1,458	1,547
FedHC InvestCo, LP (9)	08/26/2021		Aerospace and Defense		—	15,255	545	2,023
FedHC InvestCo, LP - Unfunded (7), (9)	08/26/2021		Aerospace and Defense		—	2,563	-	-
FedHC InvestCo II, LP (9)	12/23/2021		Aerospace and Defense		—	21,817	2,303	3,002
First Medical Holdings, LLC	06/13/2025		Healthcare, Education and Childcare		—	45,000	450	464
Five Star Parent Holdings, LLC	02/21/2023		Leisure, Amusement, Motion Pictures, Entertainment		—	655,714	656	-
Gauge APHIX Blocker, LLC	07/16/2025		Business Services		—	489,789	490	519
Gauge ETE Blocker, LLC	05/24/2023		Personal, Food and Miscellaneous Services		—	374,444	374	288
Gauge Lash Coinvest, LLC	12/04/2019		Consumer Products		—	1,231,392	951	2,430
Gauge Loving Tan, LP	05/25/2023		Consumer Products		—	543,562	544	700
Gauge Schlesinger Coinvest, LLC	04/22/2020		Business Services		—	9	10	-
GCOM InvestCo, LP	05/11/2021		Business Services		—	2,434	1,003	649
GCP Boss Holdco, LLC	12/27/2024		Conglomerate Manufacturing		—	1,045,100	1,045	1,515
GGG MIDCO, LLC (9)	09/27/2024		Home and Office Furnishings, Housewares and Durable Consumer Products		—	1,222,700	1,223	1,589
GMP Hills, LP	11/02/2023		Distribution		—	3,747,470	3,747	4,647
Hancock Claims Consultants Investors, LLC (9)	12/23/2020		Insurance		—	450,000	450	194
HPA SPQ Aggregator, LP	06/08/2023		Business Services		—	750,399	750	46
HV Watterson Holdings, LLC	06/13/2022		Business Services		—	1,600,000	1,600	-
Icon Partners V C, LP	12/20/2021		Business Services		—	1,201,283	1,201	1,184
Icon Partners V C, LP - Unfunded (7)	12/20/2021		Business Services		—	298,717	-	(4)
IHS Parent Holdings, LP	12/21/2022		Personal, Food and Miscellaneous Services		—	1,218,045	1,218	1,717
Imagine Topco, LP	11/04/2021		Business Services		—	743,826	-	69
Infogroup Parent Holdings, Inc.	05/31/2023		Other Media		—	181,495	2,040	2,735
Ironclad Holdco, LLC (Applied Technical Services, LLC)	12/23/2020		Environmental Services		—	4,993	525	1,139
ITC Infusion Co-invest, LP (9)	02/16/2022		Healthcare, Education and Childcare		—	162,445	1,673	4,419
Kinetic Purchaser, LLC - Class A	11/08/2021		Consumer Products		—	1,308,814	1,309	11
Kinetic Purchaser, LLC - Class AA	11/08/2021		Consumer Products		—	115,688	135	271
KL Stockton Co-Invest, LP (9)	07/16/2021		Personal, Food and Miscellaneous Services		—	382,353	385	639
Lightspeed Investment Holdco, LLC	01/21/2020		Healthcare, Education and Childcare		—	273,143	273	993
LJ Avalon, LP	01/18/2023		Environmental Services		—	851,087	851	1,362
Lorient Peregrine Investments, LP	11/18/2022		Business Services		—	335,590	4,530	2,339
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector		—	1,545,460	-	-
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector		—	1,017,840	-	-
Marketplace Events Acquisition, LLC	12/19/2024		Media		—	14,640	1,464	1,731
MDI Aggregator, LP	07/19/2022		Chemicals, Plastics and Rubber		—	31,904	3,232	3,035
Meadowlark Title, LLC (9)	12/09/2021		Business Services		—	815,385	802	383
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics		—	594	59	-
Municipal Emergency Services, Inc.	09/28/2021		Distribution		—	3,920,145	3,984	8,154
NEPRT Parent Holdings, LLC (9)	01/27/2021		Consumer Products		—	1,299	1,250	205
New Insight Holdings, Inc.	07/15/2024		Business Services		—	1,157	20	17
New Medina Health, LLC (9)	10/16/2023		Healthcare, Education and Childcare		—	1,429,480	1,429	2,225
NFS - CFP Holdings, LLC	09/13/2024		Business Services		—	662,983	663	804
NORA Parent Holdings, LLC (9)	08/22/2023		Healthcare, Education and Childcare		—	1,257	1,248	612
North Haven Saints Equity Holdings, LP (9)	02/25/2022		Business Services		—	351,553	352	355
Northwinds Services Group, LLC	08/16/2024		Consumer Services		—	840,000	1,680	1,960
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense		—	8,188	108	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
OceanSound Discovery Equity, LP (9)	03/28/2024		Aerospace and Defense		—	119,966	1,200	1,496
OES Co-Invest, LP - Class A	05/31/2024		Diversified Conglomerate Service		—	840	851	714
OHCP V BC COI, LP	12/13/2021		Distribution		—	699,844	700	385
OHCP V BC COI, LP - Unfunded (7)	12/13/2021		Distribution		—	50,156	$-	$(23)
ORL Holdco, Inc.	09/01/2021		Business Services		—	638	6	-
OSP Embedded Aggregator, LP	12/11/2023		Aerospace and Defense		—	871	871	1,011
OSP PAR Holdings, LP	09/03/2024		Healthcare, Education and Childcare		—	1,806	1,812	1,735
Paving Parent, LLC	07/01/2025		Business Services		—	1,166	1,166	1,092
PCS Parent, LP	03/01/2024		Financial Services		—	421,304	421	421
PennantPark-TSO Senior Loan Fund II, LP (11)	01/07/2022		Financial Services		—	8,115,794	8,116	7,008
Penta Group Holdings, Inc.	07/31/2025		Business Services		—	813,376	813	813
Pink Lily Holdco, LLC (9)	11/05/2021		Retail		—	1,044	1,044	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services		—	287	287	287
Project Granite Holdings, LLC	12/31/2024		Business Services		—	369	369	386
Quad (U.S.) Co-Invest, LP	10/03/2022		Business Services		—	2,607,587	2,608	4,036
QuantiTech InvestCo, LP (9)	05/01/2020		Aerospace and Defense		—	700	-	96
QuantiTech InvestCo, LP - Unfunded (7), (9)	05/01/2020		Aerospace and Defense		—	955	-	-
QuantiTech InvestCo II, LP (9)	05/01/2020		Aerospace and Defense		—	40	12	7
RFMG Parent, LP	12/16/2020		Healthcare, Education and Childcare		—	1,050,000	1,050	1,292
Ro Health Holdings, Inc.	01/16/2025		Healthcare Providers & Services		—	289,700	290	436
Rosco Topco, LLC	09/09/2025		Business Services		—	701,149	701	701
Sabel InvestCo, LP (9)	10/31/2024		Government Services		—	32,771	830	1,098
Sabel InvestCo, LP - Unfunded (7), (9)	10/31/2024		Government Services		—	47,957	-	-
Safe Haven Defense MidCo, LLC (9)	05/23/2024		Building Materials		—	245	245	89
SBI Holdings Investments, LLC	12/23/2019		Business Services		—	36,585	366	410
Seacoast Service Partners, LLC	12/20/2024		Diversified Conglomerate Service		—	274	351	263
Seaway Topco, LP	06/08/2022		Chemicals, Plastics and Rubber		—	2,981	2,981	661
SP L2 Holdings, LLC	11/04/2021		Consumer Products		—	881,966	882	-
SSC Dominion Holdings, LLC	07/11/2018		Electronics		—	36	36	3,478
StellPen Holdings, LLC	08/17/2021		Media		—	153,846	154	114
TAC LifePort Holdings, LLC (9)	02/24/2021		Aerospace and Defense		—	254,206	239	600
TCG 3.0 Jogger Co-Invest, LP	01/22/2024		Media		—	6,475	1,252	841
Tinicum Space Coast Co-Invest, LLC (9)	10/29/2024		Aerospace and Defense		—	216	2,177	2,406
Tinicum Space Coast Holdings, LLC (9)	12/06/2023		Aerospace and Defense		—	25	210	614
Tower Arch Infolinks Media, LP (9)	10/27/2021		Media		—	548,251	253	644
Tower Arch Infolinks Media, LP - Unfunded (7), (9)	10/27/2021		Media		—	347,194	-	-
TPC Holding Company, LP	12/04/2019		Food		—	11,527	12	-
TWD Parent Holdings, LLC	08/25/2021		Business Services		—	670	3	17
United Land Services Holdings, LLC	07/12/2024		Environmental Services		—	184,049	600	695
UniVista Insurance (9)	06/14/2021		Business Services		—	400	-	113
Urology Partners Co, LP	01/20/2023		Healthcare, Education and Childcare		—	1,111,111	1,111	4,656
Wash & Wax Systems. LLC (9)	04/30/2025		Auto Sector		—	514	917	947
Watchtower Holdings, LLC (9)	11/29/2023		Electronics		—	12,419	1,242	1,107
WCP Ivyrehab Coinvestment, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	208	208	268
WCP Ivyrehab QP CF Feeder, LP (9)	06/27/2022		Healthcare, Education and Childcare		—	3,754	3,853	4,839
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	06/27/2022		Healthcare, Education and Childcare		—	246	-	-
White Tiger Newco, LLC	07/31/2025		Leisure, Amusement, Motion Pictures, Entertainment		—	4,833	368	338
Kentucky Racing Holdco, LLC (Warrants) (9)	04/16/2019		Hotels, Motels, Inns and Gaming		—	161,252	-	1,848
Total Common Equity/Partnership Interests/Warrants							120,117	139,097
US Government Securities - 26.9% of Net Assets
U.S. Treasury Bill (5)	10/02/2025	10/31/2025	Short-Term U.S. Government Securities	3.98%	—	125,000	124,809	124,788
Total US Government Securities							124,809	124,788
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							853,416	857,415
Investments in Non-Controlled, Affiliated Portfolio Companies - 1.1% of Net Assets (1), (2)
Preferred Equity/Partnership Interests - 1.1% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2025		Environmental Services		—	918	918	1,657
Cascade Environmental Holdings, LLC - Series B	02/19/2025		Environmental Services		—	5,887,236	32,791	3,234
Total Preferred Equity/Partnership Interests							33,709	4,891
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2015		Environmental Services		—	7,444,347	2,852	—
Total Common Equity/Partnership Interests/Warrants							2,852	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							36,561	4,891
Investments in Controlled, Affiliated Portfolio Companies - 91.6% (1), (2)
First Lien Secured Debt - 14.0% of Net Assets
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

September 30, 2025

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
AKW Holdings Limited (8), (11)	03/07/2018	03/15/2027	Healthcare, Education and Childcare	11.19%	3M SOFR+700	GBP 40,000	54,714	53,850
Pragmatic Institute, LLC	07/05/2022	03/28/2030	Business Services	PIK 9.50%	3M SOFR+550	15,000	15,000	10,875
Total First Lien Secured Debt							69,714	64,725
Subordinated Debt - 35.2% of Net Assets
Flock Financial, LLC (11)	04/19/2024	10/19/2027	Financial Services	12.50%	—	23,031	23,031	23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2020	07/31/2027	Financial Services	12.29%	3M SOFR+800	140,287	$140,287	$140,287
Total Subordinated Debt							163,318	163,318
Preferred Equity - 5.7% of Net Assets (6)
Flock Financial Class A (11)	04/19/2024		Financial Services		—	2,047,727	7,313	17,868
Flock Financial Class B (9), (11)	04/19/2024		Financial Services		—	5,409,091	19,318	8,415
Total Preferred Equity							26,631	26,283
Common Equity - 36.8% of Net Assets (6)
AKW Holdings Limited - Class A (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	950	132	33,742
AKW Holdings Limited - Class B (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	124	483
AKW Holdings Limited - Class C (8), (11)	03/07/2018		Healthcare, Education and Childcare		—	13	146	571
JF Intermediate, LLC	08/31/2022		Distribution		—	43,918	4,488	68,332
PennantPark Senior Loan Fund, LLC (11)	07/31/2020		Financial Services		—	82,176,579	82,358	67,513
Pragmatic Institute, LLC	03/28/2025		Business Services		—	480	-	-
Total Common Equity							87,248	170,641
Total Investments in Controlled, Affiliated Portfolio Companies							346,911	424,967
Total Investments - 277.5% of Net Assets (12), (14)							1,236,888	1,287,273
Cash Equivalents - 6.6% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			30,711	30,711
Total Cash Equivalents							30,711	30,711
Cash - 4.5% of Net Assets
Non-Money Market Cash							21,028	21,072
Total Cash							21,028	21,072
Total Investments Cash Equivalents, and Cash - 288.6%							$1,288,627	$1,339,056
Liabilities in Excess of Other Assets - (188.6)%								(875,106)
Net Assets - 100%								$463,950
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

MARCH 31, 2026

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

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62%. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system. The 2026 Notes were repaid in full on May 1, 2026.

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

In January 2026, we issued $75.0 million in aggregate principal amount of our 2029 Notes at a private placement price per note of 99.3%. Interest on the 2029

Notes is paid semiannually on February 1 and August 1 of each year, at a rate of 7.00% per year, commencing August 1, 2026. The effective interest rate is 7.25%. The 2029 Notes mature on February 1, 2029 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2029 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2029 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

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

In January 2022, we formed PennantPark-TSO Senior Loan Fund II, LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of March 31, 2026, our capital commitment of $15.0 million was 100% funded and we held 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

MARCH 31, 2026

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2026, we had four portfolio companies on non-accrual status, representing 2.7% of overall portfolio on a cost and 1.3% fair value basis. As of September 30, 2025, we had four portfolio companies on non-accrual status, representing 1.3% and 0.1% of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and six months ended March 31, 2026, we recorded a provision for taxes on net investment income of $0.5 million and $1.1 million respectively, which pertains to U.S. federal excise tax. For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income $0.6 million and $1.3 million respectively, which pertains to U.S. federal excise tax.

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

For the three and six months ended March 31, 2026, the Company recognized a provision for taxes of zero and less than $0.1 million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2025, the Company recognized a provision for taxes less than $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2026, the Company recognized a provision for taxes of zero and zero, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2025, the Company recognized a provision for taxes of less than $0.1 and zero on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and six months ended March 31, 2026, the Taxable Subsidiary did not make any federal tax payments. As of March 31, 2026, we did not have a state or local tax liability.

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

During the three and six months ended March 31, 2026 and 2025, we did not issue any shares under the ATM program.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

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

MARCH 31, 2026

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2026. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2026, we recorded base management fees of $3.6 million and $7.5 million, respectively. For the three and six months ended March 31, 2025, we recorded base management fees of $4.0 million and $8.3 million, respectively.

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

For the three and six months ended March 31, 2026, we recorded an incentive fee of $2.0 million and $2.0 million, respectively, related to incentive fees on net investment income. For the three and six months ended March 31, 2025, we recorded an incentive fee of $2.4 million and $5.2 million, respectively, related to incentive fees on net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2026 and 2025, we did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2026 and 2025, we did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2026. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2026, we recorded $0.4 and $0.8 million, respectively, for the services described above. For the three and six months ended March 31, 2025, we recorded $0.3 million and $0.7 million, respectively, for the services described above.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2026 and 2025.

For the three and six months ended March 31, 2026, we sold $9.3 million and $138.2 million in investments to PSLF at fair value, respectively, and recognized less than $0.1 million and $0.4 million of net realized gains, respectively. For the three and six months ended March 31, 2025, we sold $154.4 million and $441.0 million in investments to PSLF at fair value, and recognized $0.1 million and $0.9 million of net realized gains, respectively.

For the three and six months ended March 31, 2026, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For the three and six months ended March 31, 2025, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

As of March 31, 2026 and September 30, 2025, PNNT had a receivable from Administrator of less than $0.1 million and $0.2 million, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2026, totaled $110.4 million and $227.9 million, respectively (excluding U.S. Government Securities). For the three and six months ended March 31, 2025, purchases of investments, including PIK interest, totaled $178.4 million and $476.3 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the three and six months ended March 31, 2026 totaled $113.4 million and $386.6 million, respectively (excluding U.S. Government Securities). Sales and repayment of investments for the three and six months ended March 31, 2025, totaled $263.1 and $616.8 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following:

	March 31, 2026		September 30, 2025
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$509,412	481,700	$606,949	$582,373
U.S. Government Securities	209,462	209,427	124,809	124,788
Second lien	15,232	14,825	18,619	18,161
Subordinated debt / corporate notes	66,337	66,788	60,575	60,933
Subordinated notes in PSLF	140,287	140,288	140,287	140,287
Equity	199,234	236,578	203,291	293,218
Equity in PSLF	82,358	53,907	82,358	67,513
Total investments	1,222,322	1,203,513	1,236,888	1,287,273
Cash and cash equivalents	44,858	44,807	51,739	51,783
Total investments and cash and cash equivalents	$1,267,180	$1,248,320	$1,288,627	$1,339,056

The table below describes investments by industry classification by cost and fair value and enumerates the percentage, by fair value and total net asset value in such industries as of:

	March 31, 2026 (1)				September 30, 2025 (1)
Industry Classification	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage
Short-Term U.S. Government Securities	$209,462	$209,427	21%	48%	$124,809	$124,788	12%	27%
Healthcare, Education and Childcare	120,903	171,921	17%	39%	128,969	168,000	16%	36%
Business Services	154,653	134,049	13%	31%	195,614	184,452	17%	40%
Financial Services	77,983	77,215	8%	18%	70,403	68,959	6%	15%
Distribution	36,593	46,086	5%	10%	57,352	130,850	12%	28%
Auto Sector	40,828	38,350	4%	9%	26,621	27,826	2%	6%
Aerospace and Defense	20,028	38,288	4%	9%	39,513	47,113	4%	10%
Media	37,606	36,342	4%	8%	17,477	17,434	2%	4%
Consumer Products	41,563	33,878	3%	8%	53,746	49,414	5%	11%
Environmental Services	63,048	27,334	3%	6%	61,588	31,238	3%	7%
Gaming	24,101	24,269	2%	6%	22,853	23,151	2%	5%
Diversified Conglomerate Service	22,761	22,181	2%	5%	17,268	16,416	1%	4%
Consumer Services	19,991	19,749	2%	4%	19,067	19,319	2%	4%
Personal, Food and Miscellaneous Services	16,316	19,403	2%	4%	16,207	18,769	2%	4%
Manufacturing/Basic Industry	15,269	15,902	2%	4%	42,601	43,067	4%	9%
Buildings and Real Estate	13,637	13,688	1%	3%	12,546	12,495	1%	3%
Chemicals, Plastics and Rubber	15,473	12,919	1%	3%	15,237	12,240	1%	3%
Government Services	11,094	11,537	1%	3%	896	1,164	0%	0%
Telecommunications	9,085	9,648	1%	2%	22,305	13,695	1%	3%
Home and Office Furnishings, Housewares and Durable Consumer Products	7,218	9,009	1%	2%	9,258	9,723	1%	2%
Transportation	12,530	7,646	1%	2%	9,787	4,655	0%	1%
Machinery	3,325	4,757	0%	1%	1,645	3,083	0%	1%
All Other	26,210	25,720	2%	6%	48,481	51,622	6%	11%
Total	$999,677	$1,009,318	100%	231%	$1,014,243	$1,079,473	100%	234%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of March 31, 2026 and September 30, 2025, PSLF had total assets of $1,370.7 million and $1,315.4 million, respectively and its investment portfolio consisted of debt investments in 114 and 109 portfolio companies, respectively. As of March 31, 2026, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of March 31, 2026, at fair value, the largest investment in a single portfolio company in PSLF was $26.4 million and the five largest investments totaled $124.7 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2026, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of March 31, 2026, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of March 31, 2026 and September 30, 2025 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%. As of March 31, 2026 and September 30, 2025, there were $246.0 million and $246.0 million of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of March 31, 2026 and September 30, 2025, there were $328.0 million and $328.0 million, respectively, of external 2037 Asset-Backed Debt.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2026 (Unaudited)	September 30, 2025
Total investments	$1,314,347	$1,265,901
Weighted average cost yield on income producing investments	9.6%	10.1%
Number of portfolio companies in PSLF	114	109
Largest portfolio company investment at fair value	$26,443	$24,802
Total of five largest portfolio company investments at fair value	$124,702	$121,360

Below is a listing of PSLF’s individual investments as of March 31, 2026 (par and $ in thousands)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,346.87% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	8.66%	SOFR +500	23,391	$23,145	$22,806
ACP Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.16%	SOFR +550	15,119	14,918	15,119
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	8.67%	SOFR +500	16,161	16,089	16,161
APT OPCO, LLC	12/24/25	09/30/31	Health Care Providers and Services	8.70%	SOFR +500	2,861	2,846	2,861
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	9.96%	SOFR +626	5,411	5,410	5,411
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.42%	SOFR +575	16,100	16,030	16,261
Alpine Acquisition Corp II - Second out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.66%	SOFR +500	1,210	1,210	1,210
Alpine Acquisition Corp II - Third out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.92%	SOFR +525	1,614	1,614	1,614
Alpine Acquisition Corp II Unfunded Revolver (6), (7)	10/12/22	01/14/31	Containers, Packaging and Glass			484	-	-
Alpine Acquisition Corp II Unfunded First out DDTL (6), (7)	10/12/22	12/29/30	Containers, Packaging and Glass			121	-	-
Amsive Holdings Corporation	03/02/22	12/10/26	Media	9.95%	SOFR +625	13,732	13,706	13,595
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	12/31/27	Media	9.60%	SOFR +590	13,398	13,387	13,298
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	8.67%	SOFR +500	14,813	14,794	14,738
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.45%	SOFR +575	15,502	15,361	15,192
Argano, LLC	12/16/24	09/13/29	Business Services	9.18%	SOFR +550	20,241	20,065	20,038
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.20%	SOFR +450	11,953	11,888	11,953
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.20%	SOFR +550	24,483	24,223	24,483
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.42%	SOFR +675	19,750	19,527	19,306
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.45%	SOFR +575	14,475	14,322	14,258
Big Top Holdings, LLC	06/26/24	03/01/30	Manufacturing / Basic Industries	8.95%	SOFR +525	6,591	6,508	6,591
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.17%	SOFR +650	8,753	8,695	8,621
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.10%	SOFR +540	25,113	25,030	24,360
Blue Cloud Pediatric Surgery Centers LLC	10/09/25	01/21/31	Health Care Providers and Services	8.67%	SOFR +500	2,481	2,458	2,444
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	8.45%	SOFR +475	5,925	5,891	5,925
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.02%	SOFR +535	6,154	5,924	5,339
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	9.70%	SOFR +600	9,838	9,757	9,838
CF512, Inc.	12/29/21	08/20/26	Media	9.86%	SOFR +619	8,995	8,967	8,905
Carisk Buyer, Inc.	02/09/24	11/30/29	Healthcare, Education and Childcare	8.70%	SOFR +500	11,312	11,231	11,340
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.17%	SOFR +550	22,540	22,274	22,371
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	9.70%	SOFR +600	21,767	21,626	21,658
Case Works, LLC	11/26/24	10/01/29	Business Services	8.95%	SOFR +525	10,383	10,322	10,279
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.20%	SOFR +450	20,726	20,638	20,726
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.17%	SOFR +750	1,940	1,940	1,765
Cornerstone Advisors of Arizona, LLC	10/09/25	05/13/32	Professional Services	8.45%	SOFR +475	5,940	5,913	5,910
CJX Borrower, LLC	08/12/22	07/13/27	Media	9.41%	SOFR +576	8,577	8,572	8,449
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	9.53%	SOFR +586	5,244	5,224	5,166
DRI Holding Inc.	08/04/22	12/21/28	Media	9.02%	SOFR +535	5,740	5,457	5,537
DRS Holdings III, Inc.	03/02/22	11/01/28	Consumer Products	8.92%	SOFR +525	4,376	4,364	4,420
DX Electric Company, LLC	12/25/25	10/01/31	Electronic Equipment, Instruments and Components	8.95%	SOFR +525	7,029	6,985	7,029
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.45%	SOFR +475	4,925	4,889	4,925
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	8.91%	SOFR +526	1,564	1,492	1,526
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.41%	SOFR +576	9,621	9,621	4,859
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.20%	SOFR +450	23,051	22,835	23,051
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	8.70%	SOFR +500	12,062	11,923	12,062
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	8.70%	SOFR +500	6,895	6,869	6,895
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.42%	SOFR +575	6,864	6,789	6,864
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.02%	SOFR +635	9,501	9,462	9,026
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	12.88%	SOFR +925	4,116	4,083	4,024
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	8.67%	SOFR +500	15,047	14,951	15,183
Global Holdings InterCo, LLC	03/02/22	09/16/27	Banking, Finance, Insurance & Real Estate	9.28%	SOFR +560	6,290	6,279	6,290
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.27%	SOFR +560	3,938	3,916	3,830
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.70%	SOFR +500	12,192	12,129	12,192
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services			15,523	15,449	5,123
HW Holdco, LLC	03/02/22	05/10/27	Media	9.53%	SOFR +585	23,121	23,111	23,121
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.30%	SOFR +560	6,029	6,029	5,637
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	8.67%	SOFR +500	19,086	18,914	19,086

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	9.21%	SOFR +550	14,405	14,279	14,405
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	8.67%	SOFR +500	4,328	4,292	4,231
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	8.75%	SOFR +510	5,424	5,387	5,315
Impact Advisors, LLC	12/10/25	03/19/32	Health Care Technology	8.20%	SOFR +450	7,920	7,920	7,920
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	9.70%	SOFR +600	13,679	13,569	13,679
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.45%	SOFR +575	13,039	13,020	12,518
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	8.95%	SOFR +525	5,925	5,891	5,836
Inventus Power, Inc.	10/10/23	06/30/26	Consumer Products	11.29%	SOFR +761	12,902	12,878	12,902
Kinetic Purchaser, LLC (4)	07/24/23	11/10/27	Consumer Products			14,176	13,615	7,761
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR +594	2,324	2,324	1,975
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR +594	738	730	738
Lash OpCo, LLC	03/02/22	09/17/27	Consumer Products	10.77%	SOFR +710	21,867	21,835	21,485
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.15%	SOFR +450	12,212	12,136	12,090
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.30%	SOFR +560	8,130	7,969	8,084
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.67%	SOFR +500	19,626	19,496	19,626
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	8.99%	SOFR +525	19,800	19,646	19,652
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	8.77%	SOFR +510	8,201	8,170	8,201
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.35%	SOFR +565	2,878	2,856	2,878
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	9.95%	SOFR +625	19,423	19,328	19,423
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.20%	SOFR +550	7,840	7,759	7,683
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	8.95%	SOFR +525	19,600	19,398	19,600
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	8.45%	SOFR +475	9,526	9,478	9,506
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	9.52%	SOFR +585	7,143	7,134	6,786
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.05%	SOFR +635	19,988	19,787	19,138
North American Rail Solutions	12/25/25	08/29/31	Road and Rail	8.45%	SOFR +475	9,975	9,936	9,925
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.45%	SOFR +575	18,831	18,716	18,548
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	9.20%	SOFR +550	17,882	17,693	17,569
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.03%	SOFR +636	7,693	7,644	7,693
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.45%	SOFR +575	5,155	5,102	5,155
PN Buyer, Inc.	10/09/25	07/31/31	Financial Services	8.17%	SOFR +450	3,547	3,530	3,511
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	9.99%	SOFR +625	12,708	12,565	12,708
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	8.67%	SOFR +500	9,875	9,803	9,678
PD Tri-State Holdco, LLC	12/25/25	10/14/30	Diversified Conglomerate Service	8.95%	SOFR +525	2,963	2,941	2,992
Paving Lessor Corp. First Lien -Term Loan	10/24/25	07/01/31	Commercial Services and Supplies	8.95%	SOFR +525	6,914	6,866	6,914
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.45%	SOFR +575	5,925	5,878	5,925
Puget Collision, LLC	12/24/25	10/03/30	Auto Sector	8.45%	SOFR +475	9,975	9,925	9,875
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	8.95%	SOFR +525	3,940	3,914	3,782
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.45%	SOFR +575	24,575	24,283	24,206
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	9.60%	SOFR +615	11,715	11,677	11,510
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	8.66%	SOFR +500	22,560	22,501	22,560
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.20%	SOFR +450	3,621	3,603	3,621
Ro Health, LLC	04/03/25	01/17/31	Health Care Providers and Services	8.20%	SOFR +450	9,258	9,205	9,258
Rosco Parent, LLC	12/24/25	09/12/31	Auto Sector	8.45%	SOFR +475	5,141	5,109	5,141
Rural Sourcing Holdings, Inc.	07/24/23	06/15/29	Professional Services	9.85%	SOFR +625	5,552	5,492	4,622
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.66%	SOFR +600	11,850	11,760	11,850
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	9.90%	SOFR +620	6,577	6,570	6,577
Sath Industries, LLC	12/10/25	12/17/29	Building Products	9.20%	SOFR +550	11,331	11,331	11,331
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	8.95%	SOFR +525	4,938	4,906	4,789
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	9.85%	SOFR +615	14,831	14,695	14,831
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.10%	SOFR +640	26,710	26,573	26,443
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	8.85%	SOFR +515	10,550	10,430	10,550
STG Distribution, LLC - First Out New Money Term Loans (4)	10/03/24	10/03/29	Transportation			2,054	1,907	2,054
STG Distribution, LLC - Second Out Term Loans (4)	10/03/24	10/03/29	Transportation			4,695	2,593	113
STG Distribution, LLC - Final Initial New Money TL		07/14/26	Transportation	8.00%		1,340	1,247	1,340
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	8.70%	SOFR +500	14,531	14,477	14,531
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.45%	SOFR +475	16,837	16,760	16,837
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.20%	SOFR +650	9,800	9,698	9,531
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.17%	SOFR +450	19,776	19,620	19,776
TPC US Parent, LLC	03/02/22	04/20/26	Food	9.56%	SOFR +590	10,858	10,855	10,858
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.60%	SOFR +590	14,682	14,666	14,682
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.68%	SOFR +500	14,406	14,343	14,334
Transgo, LLC	06/07/24	12/29/28	Auto Sector	8.91%	SOFR +525	25,595	25,412	25,211

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Tyto Athene, LLC	03/02/22	04/03/28	Aerospace and Defense	8.56%	SOFR +490	11,342	11,290	11,030
Watchtower Buyer, LLC	09/19/24	12/03/29	Consumer Products	9.70%	SOFR +600	22,994	22,824	22,765
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.17%	SOFR +550	6,702	6,793	6,836

Total First Lien Secured Debt							1,329,082	1,301,565
Subordinated Debt - 4.86% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,694	4,694	4,694
Total Subordinated Debt						4,694	4,694	4,694

Equity Securities - 8.37% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity (6)	11/05/24		Containers, Packaging and Glass			807	4,801	4,801
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	1,530
48Forty Intermediate Holdings, Inc. - Common Equity (6)	11/05/24	—	Containers, Packaging and Glass	—	—	807	-	-
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	1,757
White Tiger Newco, LLC - Common Equity	07/31/25	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	10,805	824	-

Total Equity Securities							12,978	8,088
Total Investments - 1,360.10% of Net Assets (3), (5)							1,346,754	1,314,347
Cash Equivalents - 21.47% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				3.46%			7,818	7,818
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.56%			11,145	11,145
BlackRock Federal FD Institutional 81 (Money Market Fund)				3.54%			1,782	1,782
Total Cash Equivalents							20,745	20,745
Cash - 30.69% of Net Assets
Cash							29,653	29,653
Total Cash							29,653	29,653

Total Investments, Cash Equivalents and Cash - 1,412.3% of Net Assets							$1,397,152	$1,364,745
Liabilities in Excess of Other Assets — (1,312.3)% of Net Assets								(1,268,109)
Members' Equity—100.0%								$96,636

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
(3)
As of March 31, 2026, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,346.8 million, $1,314.3 million and 1,360.1%.
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

MARCH 31, 2026

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

MARCH 31, 2026

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

Equity Securities - 6.6% of Net Assets

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	2,014
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	5,165
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	757

Total Equity Securities							8,177	7,936
Total Investments - 1,046.0% of Net Assets (3), (6)							1,289,319	1,265,901
Cash Equivalents - 13.9% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				4.09%			7,972	7,972
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			6,946	6,946
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.19%			1,920	1,920
Total Cash Equivalents							16,838	16,838
Cash - 19.9% of Net Assets
Cash							24,147	24,147
Total Cash							24,147	24,147
Total Investments, Cash Equivalents and Cash - 1,079.8% of Net Assets							$1,330,304	$1,306,886
Liabilities in Excess of Other Assets — (979.8)% of Net Assets								(1,185,860)
Members' Equity—100.0%								$121,026

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	March 31, 2026 (Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,346,754 and $1,289,319, respectively)	$1,314,347	$1,265,901
Cash equivalents (cost—$20,745 and $16,838, respectively)	20,745	16,838
Cash (cost—$29,653 and $24,147 respectively)	29,653	24,147
Interest receivable	4,263	5,271
Receivable for investments sold	—	1,055
Prepaid expenses and other assets	1,661	2,148
Due from affiliate	41	87
Total assets	1,370,710	1,315,447
Liabilities
2037 Asset-backed debt, net (par—$328,000, unamortized deferred financing cost of $1,707 and $1,887, respectively)	326,294	326,113
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $746 and $940, respectively)	245,254	245,060
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,246 and $1,434, respectively)	244,754	244,566
Credit facility payable	179,900	99,600
Subordinated notes payable to members	250,808	250,808
Interest payable on credit facility and asset backed debt	12,824	13,730
Distribution payable to members	8,000	8,000
Interest payable on subordinated notes to members	4,713	5,305
Accounts payable and accrued expenses	1,310	1,189
Due to affiliate	217	50
Total liabilities	1,274,074	1,194,421

Members' equity	96,636	121,026
Total liabilities and members' equity	$1,370,710	$1,315,447

———————————

* As of March 31, 2026 and September 30, 2025, PSLF had $0.6 million and zero of unfunded commitments to fund investments, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Investment income:
Interest	$32,334	$35,427	$64,773	$68,380
Other income	312	306	717	829
Total investment income	32,646	35,733	65,490	69,209
Expenses:
Interest expense on credit facility and asset-backed debt	15,960	17,294	32,170	32,937
Interest expense on subordinated notes to members	7,353	7,434	15,051	14,777
Administration services expense	891	899	1,740	1,677
General and administrative expenses	441	300	784	696
Total expenses	24,645	25,927	49,745	50,087
Net investment income	8,001	9,806	15,745	19,122
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	(15,645)	—	(15,645)	(2,126)
Net change in unrealized appreciation (depreciation) on investments	5,140	(6,386)	(8,990)	(8,304)
Net realized and unrealized gain (loss) on investments	(10,505)	(6,386)	(24,635)	(10,430)
Net increase (decrease) in members' equity resulting from operations	$(2,504)	$3,420	$(8,890)	$8,692

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Truist Credit Facility are classified as Level 3. Our 2026 Notes, 2026 Notes-2, and 2029 Notes are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2026 Notes-2, our 2029 Notes, and our Truist Credit Facility, we employ the valuation policy approved by our board of directors which is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at March 31, 2026	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$27,210	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	424,229	Market Comparable	Market yield	7.0% - 20.1% (10.2%)
First lien	30,261	Enterprise Market Value	EBITDA multiple	0.9x - 11.7x (8.5x)
Second lien	14,825	Market Comparable	Market yield	13.2% - 15.4% (14.2%)
Subordinated debt / corporate notes	182,335	Market Comparable	Market yield	11.7% - 16.1% (12.5%)
Subordinated debt / corporate notes	24,741	Enterprise Market Value	EBITDA multiple	0.9x - 26.2x (5.2x)
Equity	231,006	Enterprise Market Value	EBITDA multiple	0.9x - 28.0x (11.0x)
Total Level 3 investments	$934,607
Debt Category ($ in thousands)
Truist Credit Facility	$199,480	Market Comparable	Market yield	5.6%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$31,018	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	550,259	Market Comparable	Market yield	4.0% – 24.5% (10.1%)
First lien	1,096	Enterprise Market Value	EBITDA multiple	7.5x - 8.3x (8.1x)
Second lien	14,750	Market Comparable	Market yield	13.2% - 15.5% (14.3%)
Second lien	3,411	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	201,220	Market Comparable	Market yield	7.0% - 25.4% (13.2%)
Equity	286,210	Enterprise Market Value	EBITDA multiple	1.5x - 28.3x (9.4x)
Total Level 3 investments	$1,087,964
Debt Category ($ in thousands)
Truist Credit Facility	$425,477	Market Comparable	Market yield	4.9%

(1) The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

Our investments, cash equivalents, Truist Credit Facility, 2026 Notes, 2026 Notes-2, and 2029 Notes were categorized as follows in the fair value hierarchy:

	Fair value at March 31, 2026
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$703,601	$—	$—	$703,601	$—
U.S. Government Securities(3)	209,427	—	209,427	—	—
Equity investments	290,485	—	—	231,006	59,479
Total investments	1,203,513	—	209,427	934,607	59,479
Cash equivalents	15,070	15,070	—	—	—
Total investments and cash equivalents	$1,218,583	$15,070	$209,427	$934,607	$59,479
Truist Credit Facility	$199,480	$—	$—	$199,480	$—
2026 Notes(2)	149,923	—	149,923	—	—
2026 Notes-2(2)	164,360	—	164,360	—	—
2029 Notes(2)	73,472	—	73,472	—	—
Total debt	$587,235	$—	$387,755	$199,480	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), our equity investment in PSLF and PTSF II are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply ASC 825-10 to the 2026 Notes, the 2026 Notes-2, the 2029 Notes, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value.
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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2026
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$801,754	$286,210	$1,087,964
Net realized gain (loss)	(8,511)	67,014	58,503
Net change in unrealized appreciation (depreciation)	(2,977)	(51,149)	(54,126)
Purchases, PIK interest, net discount accretion and non-cash exchanges	221,892	6,772	228,664
Sales, repayments and non-cash exchanges	(308,557)	(77,841)	(386,398)
Transfers in/out of Level 3	—	—	—
Ending balance	$703,601	$231,006	$934,607
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(11,679)	$18,318	$6,639

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

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

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2026	2025
Beginning balance (cost – $426,456 and $461,456, respectively)	$425,477	$460,361
Net change in unrealized appreciation (depreciation) included in earnings	(997)	(1,949)
Borrowings (1)	70,000	80,000
Repayments (1)	(305,000)	(227,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $191,456 and $314,456, respectively)	$189,480	$311,412
Temporary draws outstanding, at cost	10,000	—
Ending balance (cost – $201,456 and $314,456, respectively)	$199,480	$311,412

(1)
Excludes temporary draws.

As of March 31, 2026, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$47,473	June 30, 2026	$1,947
Canadian dollar	CAD 2,800	$2,036	$2,006	April 27, 2026	$30

As of September 30, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,465	December 31, 2025	$955
Canadian dollar	CAD 2,800	$2,036	$2,012	October 29, 2025	$24

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $3.9 million of expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2026, respectively. Due to that election and in accordance with GAAP, we incurred $0.3 million of expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2026 Notes-2, and 2029 Notes.

For the three and six months ended March 31, 2026, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $1.0 million and $1.0 million, respectively. For the three and six months ended March 31, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(1.4) million and $1.9 million, respectively. As of March 31, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $2.0 million and $1.0 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2026 and 2025 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2025	Gross Additions(1)	Gross Reductions	Net Realized Gains (Losses)	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2026	Interest Income	PIK Income	Dividend Income
Controlled Affiliates
AKW Holdings Limited	$88,646	$4,547	$(4,604)	$(1,073)	$15,085	$102,601	$2,706	$—	$—
Flock Financial, LLC	49,314	—	—	—	1,873	51,187	1,455	—	—
JF Intermediate, LLC (JF Holdings Corp.)	68,332	—	(67,546)	63,059	(63,845)	—	—	—	—
Pragmatic Institute, LLC	10,875	—	(72)	—	(3,450)	7,353	—	—	—
PennantPark Senior Loan Fund, LLC (2)	207,800	—	—	—	(13,605)	194,195	8,412	—	8,647
Total Controlled Affiliates	$424,967	$4,547	$(72,222)	$61,986	$(63,942)	$355,336	$12,573	$—	$8,647
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$4,891	$—	$—	$—	$(4,891)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$4,891	$—	$—	$—	$(4,891)	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$429,858	$4,547	$(72,222)	$61,986	$(68,833)	$355,336	$12,573	$—	$8,647

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

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Realized Gains (Losses)	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2025	Interest Income	PIK Income	Dividend Income
Controlled Affiliates
AKW Holdings Limited	$60,798	$—	$—	$—	$5,950	$66,748	$3,169	$—	$27
Flock Financial, LLC	48,839	823	—	—	1,141	50,803	720	823	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	144	(250)	—	38,439	129,191	2,807	—	—
Pragmatic Institute, LLC (3)	—	14,385	(36)	—	—	14,349	4	—	—
PennantPark Senior Loan Fund, LLC (2)	183,809	39,324	—	—	(5,472)	217,661	8,442	—	10,430
Total Controlled Affiliates	$384,304	$54,676	$(286)	$—	$40,058	$478,752	$15,142	$823	$10,457
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$—	$(19,929)	$9,333	$—	$—	$—
Walker Edison Furniture Company LLC	4,161	1,333	—	—	(3,777)	1,717	—	—	—
Total Non-Controlled Affiliates	$33,423	$1,333	$—	$—	$(23,706)	$11,050	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$417,727	$56,009	$(286)	$—	$16,352	$489,802	$15,142	$823	$10,457

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
3.
Pragmatic Institute, LLC became a controlled affiliate during the quarter ended March 31, 2025.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator for net increase (decrease) in net assets resulting from operations	$(2,329)	$9,456	$6,626	$25,540
Denominator for basic and diluted weighted average shares	65,296,094	65,296,094	65,296,094	65,296,094
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(0.04)	$0.14	$0.10	$0.39

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2026, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $15.1 million and $29.7 million, respectively, for total cash and cash equivalents of $44.8 million as shown on the Consolidated Statement of Cash Flows for the period ended March 31, 2026. As of September 30, 2025, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $30.7 million and $21.1 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Six Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$7.11	$7.56
Net investment income (1)	0.25	0.37
Net change in realized and unrealized gain (loss) (1)	(0.15)	0.02
Net increase (decrease) in net assets resulting from operations (1)	0.10	0.39
Distributions to stockholders (1), (2)	(0.48)	(0.48)
Net asset value, end of period (8)	$6.73	$7.48
Per share market value, end of period	$4.49	$7.03
Total return* (3)	(27.05)%	7.66%
Shares outstanding at end of period	65,296,094	65,296,094
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.85%	7.34%
Ratio of debt related expenses to average net assets (5)	8.99%	9.02%
Ratio of total expenses to average net assets (5)	14.84%	16.36%
Ratio of net investment income to average net assets (5)	8.00%	9.98%
Net assets at end of period	$439,234	$488,106
Weighted average debt outstanding	$655,110	$724,261
Weighted average debt per share (1)	$10.03	$11.09
Asset coverage per unit (6)	$1,745	$1,779
Portfolio turnover ratio* (7)	21.12%	41.16%

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
(7)
Excludes short-term U.S. Government Securities.
(8)
The six months ended March 31, 2025 does not foot due to rounding.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2026 and 2025, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes, 2026 Notes-2 and 2029 Notes, was 6.3% and 6.1%, respectively. As of March 31, 2026, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 175% and 163%, respectively.

Truist Credit Facility

As of March 31, 2026, we increased the availability under the multi-currency Truist Credit Facility for up to $535 million (increased from $500 million in December 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2026 and September 30, 2025, we had $201.5 million (including a $10.0 million temporary draw) and $426.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.9% and 6.5%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2026 and September 30, 2025. The Truist Credit Facility was amended in December 2025. This amended revolving facility has a stated maturity date of December 11, 2030 and decreased pricing to SOFR plus 210 basis points from SOFR plus 235 basis points (or an alternative risk-free floating interest rate index). As of March 31, 2026 and September 30, 2025, we had $333.5 million and $73.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of March 31, 2026, we were in compliance with the terms of the Truist Credit Facility.

2026 Notes

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62%. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system. The 2026 Notes were repaid in full on May 1, 2026.

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

2029 Notes

In January 2026, we issued $75.0 million in aggregate principal amount of our 2029 Notes at a private placement price per note of 99.3%. Interest on the 2029

Notes is paid semiannually on February 1 and August 1 of each year, at a rate of 7.00% per year, commencing August 1, 2026. The effective interest rate is 7.25%. The 2029 Notes mature on February 1, 2029 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2029 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2029 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2029 Notes on any securities exchange or automated dealer quotation system.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2026 and September 30, 2025, we had $331.6 million and $344.6 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $13.2 million and $13.2 million to PSLF as of March 31, 2026 and September 30, 2025, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2026

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

AKW Holdings Limited:

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2026	2025	2026	2025
Total revenue	$27,251	$22,796	$51,464	$43,794
Total expenses	25,265	22,388	50,907	45,955
Net income (loss)	$1,986	$408	$557	$(2,161)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2026, the related consolidated statements of operations and changes in net assets for the three month and six month periods ended March 31, 2026 and 2025, and cash flows for the six month periods ended March 31, 2026 and 2025, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 7, 2026

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

•
the impact of future legislation and regulations on our business and our portfolio companies; and

•
the inability to develop and maintain effective internal control over financial reporting.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2026, our portfolio totaled $1,203.5 million and consisted of $481.7 million or 40% of first lien secured debt, $209.4 million or 17% of U.S. Government Securities, $14.8 million or 2% of second lien secured debt, $207.1 million or 17% of subordinated debt (including $140.3 million or 12% in PSLF) and $290.5 million or 24% of preferred and common equity (including $53.9 million or 4% in PSLF). Our interest bearing debt portfolio consisted of 88% variable-rate investments and 12% fixed-rate investments. As of March 31, 2026, we had four portfolio companies on non-accrual, representing 2.7% and 1.3% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation (depreciation) of $(18.8) million as of March 31, 2026. Our overall portfolio consisted of 162 companies with an average investment size of $6.1 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 10.9%.

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

For the three months ended March 31, 2026, we invested $108.2 million in six new and 52 existing portfolio companies with a weighted average yield on debt investment of 9.0%. For the three months ended March 31, 2026, sales and repayments of investments totaled $113.4 million including $9.3 million sold to PSLF. For the six months ended March 31, 2026, we invested $223.4 million in nine new and 74 existing portfolio companies with a weighted average yield on debt investments of 9.4%. For the six months ended March 31, 2026, sales and repayments of investments totaled $386.6 million including $138.2 million sold to PSLF. The investments, sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

For the three months ended March 31, 2025, we invested $176.8 million in three new and 52 existing portfolio companies with a weighted average yield on debt investments of 10.7%. For the three months ended March 31, 2025, sales and repayments of investments totaled $263.1 million including $154.4 million sold to PSLF. For the six months ended March 31, 2025, we invested $472.5 million in 15 new and 96 existing portfolio companies with a weighted average yield on debt investments of 10.6%. For the six months ended March 31, 2025, sales and repayments of investments totaled $616.8 million including $441.0 million was sold to PSLF. The investments, sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

PennantPark Senior Loan Fund, LLC

As of March 31, 2026, PSLF’s portfolio totaled $1,314.3 million, consisted of 114 companies with an average investment size of $11.5 million and had a weighted average yield interest bearing debt investments of 9.6%.

As of September 30, 2025, PSLF’s portfolio totaled $1,265.9 million, consisted of 109 companies with an average investment size of $11.6 million and had a weighted average yield interest bearing debt investments of 10.1%.

For the three months ended March 31, 2026, PSLF invested $10.5 million in zero new and two existing portfolio companies at weighted average yield interest bearing debt investments of 9.2%, including $9.3 million purchased from the Company. PSLF’s sales and repayments of investments for the same period totaled $45.3 million. For the six months ended March 31, 2026, PSLF invested $140.0 million, including $138.2 million purchased from the Company, in 11 new and 15 existing portfolio companies at weighted average yield interest bearing debt investments of 9.2%. PSLF’s sales and repayments of investments for the same period totaled $70.6 million.

For the three months ended March 31, 2025, PSLF invested $169.9 million, including $154.4 million purchased from the Company, in eight new and 14 existing portfolio companies at weighted average yield on interest bearing debt investments of 10.1%. PSLF’s sales and repayments of investments for the same period totaled $48.3 million. For the six months ended March 31, 2025, PSLF invested $523.7 million, including $441.0 million purchased from the Company, in 23 new and 57 existing portfolio companies at weighted average yield interest bearing debt investments 10.4%. PSLF's sales and repayments of investments for the same period totaled $157.4 million.

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

During the three and six months ended March 31, 2026 and 2025, we did not issue any shares under the ATM program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2025 Annual Report on Form 10-K during the three months ended March 31, 2026.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments are classified as Level 3. Our 2026 Notes, 2026 Notes-2, and 2029 Notes are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, 2026 Notes-2, 2029 Notes and our Truist Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $3.9 million of expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2026, respectively. Due to that election and in accordance with GAAP, we incurred $0.3 million of expenses related to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2026 Notes-2, and 2029 Notes.

For the three and six months ended March 31, 2026, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $1.0 million and $1.0 million, respectively. For the three and six months ended March 31, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(1.4) million and $1.9 million, respectively. As of March 31, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $2.0 million and $1.0 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three and six months ended March 31, 2026, we recorded a provision for taxes on net investment income of $0.5 million and $1.1 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income of $0.6 million and $1.3 million, respectively, all of which pertains to U.S. federal excise tax.

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

For the three and six months ended March 31, 2026, the Company recognized a provision for taxes of zero and less than $0.1 million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2025, the Company recognized a provision for taxes of less than $0.1 million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2026, the Company recognized a provision for taxes of zero and zero on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and six months ended March 31, 2025, the Company recognized a provision for taxes of less than $0.1 million and zero on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and six months ended March 31, 2026 and 2025, the Taxable Subsidiary did not make any federal tax payments. As of March 31, 2026, we did not have a state or local tax liability.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2026 and 2025.

Investment Income

For the three and six months ended March 31, 2026, investment income was $24.9 million and $52.2 million, respectively, which was attributable to $12.8 million and $28.5 million from first lien secured debt, $0.5 million and $0.9 million from second lien secured debt, $6.4 million and $12.9 million from subordinated debt, $5.2 and $9.9 million from other investments, respectively. For the three and six months ended March 31, 2025, investment income was $30.7 million and $64.9 million, respectively, which was attributable to $17.9 million and $38.9 million from first lien secured debt, $1.0 million and $3.0 million from second lien secured debt, $5.3 million and $10.6 million from subordinated debt and $6.5 million and $12.4 million from other investments, respectively. The decrease in investment income for three and six months ended March 31, 2026, was primarily due to a decrease in our total portfolio size and a decrease in our weighted average yield on debt investments.

Expenses

For the three and six months ended March 31, 2026, expenses totaled $15.6 million and $35.9 million, respectively, and were comprised of $8.1 million and $22.5 million of debt related interest and expenses, $3.6 million and $7.5 million of base management fees, $2.0 million and $2.0 million of incentive fees, $1.5 million and $2.8 million of general and administrative expenses and $0.5 million and $1.1 million of provision for excise taxes, respectively. For the three and six months ended March 31, 2025, expenses totaled $19.2 million and $40.4 million, respectively, and were comprised of $10.6 million and $22.4 million of debt-related interest and expenses, $4.0 million and $8.3 million of base management fees, $2.4 million and $5.2 million of incentive fees, $1.6 million and $3.3 million of general and administrative expenses and $0.6 million and $1.3 million of provision for excise taxes, respectively. The decrease in expenses for the three and six months ended March 31, 2026, was primarily due to a decrease in borrowing under our debt financings resulting in decrease in debt related interest expense.

Net Investment Income

For the three and six months ended March 31, 2026, net investment income totaled $9.3 million and $16.3 million, or $0.14 per share and $0.25 per share, respectively. For the three and six months ended March 31, 2025, net investment income totaled $11.4 million and $24.4 million, or $0.18 per share and $0.37 per share, respectively. The decrease in net investment income was primarily due to a decrease in investment income and partially offset by a decrease in expenses.

Net Realized Gains or Losses

For the three and six months ended March 31, 2026, net realized gains (losses) totaled $(0.4) million and $58.6 million, respectively. For the three and six months ended March 31, 2025, net realized gains (losses) totaled $(27.7) million and $(30.3) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2026, we reported net change in unrealized appreciation (depreciation) on investments $(12.2) million and $(69.3) million, respectively. For the three and six months ended March 31, 2025, we reported net change in unrealized appreciation (depreciation) on investment $27.1 million and $29.5 million, respectively. As of March 31, 2026 and September 30, 2025, our net unrealized appreciation (depreciation) on investments totaled $(18.8) million and $50.4 million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three and six months ended March 31, 2026, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $1.0 million and $1.0 million, respectively. For the three and six months ended March 31, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(1.4) million and $1.9 million, respectively. As of March 31, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $2.0 million and $1.0 million, respectively. The net change in unrealized appreciation (depreciation) compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2026, net increase (decrease) in net assets resulting from operations totaled $(2.3) million and $6.6 million or $(0.04) per share and $0.10 per share, respectively. For the three and six months ended March 31, 2025, net increase (decrease) in net assets resulting from operations totaled $9.5 million and $25.5 million or $0.14 per share and $0.39 per share, respectively. The decrease from net operations for the three and six months ended March 31, 2026, was primarily due to the operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2026, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of March 31, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act was 175% and 163%, respectively.

For the six months ended March 31, 2026 and 2025, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on, 2026 Notes, 2026 Notes-2 and 2029 Notes, was 6.3% and 6.1%, respectively.

As of March 31, 2026, we had the multi-currency Truist Credit Facility for up to $535 million (increased from $500 million in December 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2026 and September 30, 2025, we had $201.5 million (including a $10.0 million temporary draw) and $426.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.9% and 6.5%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2026 and September 30, 2025. The Truist Credit Facility was amended in December 2025. This amended revolving facility has a stated maturity date of December 11, 2030 and decreased pricing to SOFR plus 210 basis points from SOFR plus 235 basis points (or an alternative risk-free floating interest rate index). As of March 31, 2026 and September 30, 2025, we had $333.5 million and $73.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of March 31, 2026, we were in compliance with the terms of the Truist Credit Facility.

As of March 31, 2026, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semiannually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate is 4.62% The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2026 Notes were repaid in full on May 1, 2026.

As of March 31, 2026, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of March 31, 2026, we had $75.0 million in aggregate principal amount of our 2029 Notes outstanding. Interest on the 2029 Notes is paid semiannually on February 1 and August 1 of each year, at a rate of 7.00% per year, commencing August 1, 2026. The effective interest rate is 7.25%. The 2029 Notes mature on February 1, 2029 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2029 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2029 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

During the three and six months ended March 31, 2026 and 2025, we did not issue any shares under the ATM program.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, or by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, 2026 Notes-2, and 2029 Notes. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as a stock repurchase program.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in May 2026 PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2026 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, and their respective staffs.

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

As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents of $44.8 million and $51.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

For the six months ended March 31, 2026, our operating activities provided cash of $170.9 million and our financing activities used cash of $177.7 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility and distributions paid to stockholders.

For the six months ended March 31, 2025, our operating activities provided cash of $161.1 million and our financing activities used cash of $178.3 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility and distributions paid to stockholders.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of March 31, 2026 and September 30, 2025, PSLF had total assets of $1,370.7 million and $1,315.4 million, respectively and its investment portfolio consisted of debt investments in 114 and 109 portfolio companies, respectively. As of March 31, 2026, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of March 31, 2026, at fair value, the largest investment in a single portfolio company in PSLF was $26.4 million and the five largest investments totaled $124.7 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2026, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of March 31, 2026, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of March 31, 2026 and September 30, 2025 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%. As of March 31, 2026 and September 30, 2025, there were $246.0 million and $246.0 million of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of March 31, 2026 and September 30, 2025, there were $328.0 million and $328.0 million, respectively, of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2026 (Unaudited)	September 30, 2025
Total investments	$1,314,347	$1,265,901
Weighted average cost yield on income producing investments	9.6%	10.1%
Number of portfolio companies in PSLF	114	109
Largest portfolio company investment at fair value	$26,443	$24,802
Total of five largest portfolio company investments at fair value	$124,702	$121,360

Below is a listing of PSLF’s individual investments as of March 31, 2026 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,346.87% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	8.66%	SOFR +500	23,391	$23,145	$22,806
ACP Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.16%	SOFR +550	15,119	14,918	15,119
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	8.67%	SOFR +500	16,161	16,089	16,161
APT OPCO, LLC	12/24/25	09/30/31	Health Care Providers and Services	8.70%	SOFR +500	2,861	2,846	2,861
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	9.96%	SOFR +626	5,411	5,410	5,411
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.42%	SOFR +575	16,100	16,030	16,261
Alpine Acquisition Corp II - Second out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.66%	SOFR +500	1,210	1,210	1,210
Alpine Acquisition Corp II - Third out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.92%	SOFR +525	1,614	1,614	1,614
Alpine Acquisition Corp II Unfunded Revolver (6), (7)	10/12/22	01/14/31	Containers, Packaging and Glass			484	-	-
Alpine Acquisition Corp II Unfunded First out DDTL (6), (7)	10/12/22	12/29/30	Containers, Packaging and Glass			121	-	-
Amsive Holdings Corporation	03/02/22	12/10/26	Media	9.95%	SOFR +625	13,732	13,706	13,595
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	12/31/27	Media	9.60%	SOFR +590	13,398	13,387	13,298
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	8.67%	SOFR +500	14,813	14,794	14,738
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.45%	SOFR +575	15,502	15,361	15,192
Argano, LLC	12/16/24	09/13/29	Business Services	9.18%	SOFR +550	20,241	20,065	20,038
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.20%	SOFR +450	11,953	11,888	11,953
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.20%	SOFR +550	24,483	24,223	24,483
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.42%	SOFR +675	19,750	19,527	19,306
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.45%	SOFR +575	14,475	14,322	14,258
Big Top Holdings, LLC	06/26/24	03/01/30	Manufacturing / Basic Industries	8.95%	SOFR +525	6,591	6,508	6,591
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.17%	SOFR +650	8,753	8,695	8,621
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.10%	SOFR +540	25,113	25,030	24,360
Blue Cloud Pediatric Surgery Centers LLC	10/09/25	01/21/31	Health Care Providers and Services	8.67%	SOFR +500	2,481	2,458	2,444
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	8.45%	SOFR +475	5,925	5,891	5,925
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.02%	SOFR +535	6,154	5,924	5,339
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	9.70%	SOFR +600	9,838	9,757	9,838
CF512, Inc.	12/29/21	08/20/26	Media	9.86%	SOFR +619	8,995	8,967	8,905
Carisk Buyer, Inc.	02/09/24	11/30/29	Healthcare, Education and Childcare	8.70%	SOFR +500	11,312	11,231	11,340
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.17%	SOFR +550	22,540	22,274	22,371
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	9.70%	SOFR +600	21,767	21,626	21,658
Case Works, LLC	11/26/24	10/01/29	Business Services	8.95%	SOFR +525	10,383	10,322	10,279
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.20%	SOFR +450	20,726	20,638	20,726
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.17%	SOFR +750	1,940	1,940	1,765
Cornerstone Advisors of Arizona, LLC	10/09/25	05/13/32	Professional Services	8.45%	SOFR +475	5,940	5,913	5,910
CJX Borrower, LLC	08/12/22	07/13/27	Media	9.41%	SOFR +576	8,577	8,572	8,449
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	9.53%	SOFR +586	5,244	5,224	5,166
DRI Holding Inc.	08/04/22	12/21/28	Media	9.02%	SOFR +535	5,740	5,457	5,537
DRS Holdings III, Inc.	03/02/22	11/01/28	Consumer Products	8.92%	SOFR +525	4,376	4,364	4,420
DX Electric Company, LLC	12/25/25	10/01/31	Electronic Equipment, Instruments and Components	8.95%	SOFR +525	7,029	6,985	7,029
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.45%	SOFR +475	4,925	4,889	4,925
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	8.91%	SOFR +526	1,564	1,492	1,526
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.41%	SOFR +576	9,621	9,621	4,859
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.20%	SOFR +450	23,051	22,835	23,051
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	8.70%	SOFR +500	12,062	11,923	12,062
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	8.70%	SOFR +500	6,895	6,869	6,895
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.42%	SOFR +575	6,864	6,789	6,864
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.02%	SOFR +635	9,501	9,462	9,026
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	12.88%	SOFR +925	4,116	4,083	4,024
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	8.67%	SOFR +500	15,047	14,951	15,183
Global Holdings InterCo, LLC	03/02/22	09/16/27	Banking, Finance, Insurance & Real Estate	9.28%	SOFR +560	6,290	6,279	6,290
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.27%	SOFR +560	3,938	3,916	3,830
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.70%	SOFR +500	12,192	12,129	12,192
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services			15,523	15,449	5,123
HW Holdco, LLC	03/02/22	05/10/27	Media	9.53%	SOFR +585	23,121	23,111	23,121
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.30%	SOFR +560	6,029	6,029	5,637
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	8.67%	SOFR +500	19,086	18,914	19,086
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	9.21%	SOFR +550	14,405	14,279	14,405
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	8.67%	SOFR +500	4,328	4,292	4,231
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	8.75%	SOFR +510	5,424	5,387	5,315

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Impact Advisors, LLC	12/10/25	03/19/32	Health Care Technology	8.20%	SOFR +450	7,920	7,920	7,920
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	9.70%	SOFR +600	13,679	13,569	13,679
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.45%	SOFR +575	13,039	13,020	12,518
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	8.95%	SOFR +525	5,925	5,891	5,836
Inventus Power, Inc.	10/10/23	06/30/26	Consumer Products	11.29%	SOFR +761	12,902	12,878	12,902
Kinetic Purchaser, LLC (4)	07/24/23	11/10/27	Consumer Products			14,176	13,615	7,761
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR +594	2,324	2,324	1,975
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.61%	SOFR +594	738	730	738
Lash OpCo, LLC	03/02/22	09/17/27	Consumer Products	10.77%	SOFR +710	21,867	21,835	21,485
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.15%	SOFR +450	12,212	12,136	12,090
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.30%	SOFR +560	8,130	7,969	8,084
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.67%	SOFR +500	19,626	19,496	19,626
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	8.99%	SOFR +525	19,800	19,646	19,652
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	8.77%	SOFR +510	8,201	8,170	8,201
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.35%	SOFR +565	2,878	2,856	2,878
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	9.95%	SOFR +625	19,423	19,328	19,423
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.20%	SOFR +550	7,840	7,759	7,683
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	8.95%	SOFR +525	19,600	19,398	19,600
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	8.45%	SOFR +475	9,526	9,478	9,506
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	9.52%	SOFR +585	7,143	7,134	6,786
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.05%	SOFR +635	19,988	19,787	19,138
North American Rail Solutions	12/25/25	08/29/31	Road and Rail	8.45%	SOFR +475	9,975	9,936	9,925
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.45%	SOFR +575	18,831	18,716	18,548
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	9.20%	SOFR +550	17,882	17,693	17,569
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.03%	SOFR +636	7,693	7,644	7,693
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.45%	SOFR +575	5,155	5,102	5,155
PN Buyer, Inc.	10/09/25	07/31/31	Financial Services	8.17%	SOFR +450	3,547	3,530	3,511
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	9.99%	SOFR +625	12,708	12,565	12,708
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	8.67%	SOFR +500	9,875	9,803	9,678
PD Tri-State Holdco, LLC	12/25/25	10/14/30	Diversified Conglomerate Service	8.95%	SOFR +525	2,963	2,941	2,992
Paving Lessor Corp. First Lien -Term Loan	10/24/25	07/01/31	Commercial Services and Supplies	8.95%	SOFR +525	6,914	6,866	6,914
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.45%	SOFR +575	5,925	5,878	5,925
Puget Collision, LLC	12/24/25	10/03/30	Auto Sector	8.45%	SOFR +475	9,975	9,925	9,875
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	8.95%	SOFR +525	3,940	3,914	3,782
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.45%	SOFR +575	24,575	24,283	24,206
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	9.60%	SOFR +615	11,715	11,677	11,510
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	8.66%	SOFR +500	22,560	22,501	22,560
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.20%	SOFR +450	3,621	3,603	3,621
Ro Health, LLC	04/03/25	01/17/31	Health Care Providers and Services	8.20%	SOFR +450	9,258	9,205	9,258
Rosco Parent, LLC	12/24/25	09/12/31	Auto Sector	8.45%	SOFR +475	5,141	5,109	5,141
Rural Sourcing Holdings, Inc.	07/24/23	06/15/29	Professional Services	9.85%	SOFR +625	5,552	5,492	4,622
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.66%	SOFR +600	11,850	11,760	11,850
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	9.90%	SOFR +620	6,577	6,570	6,577
Sath Industries, LLC	12/10/25	12/17/29	Building Products	9.20%	SOFR +550	11,331	11,331	11,331
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	8.95%	SOFR +525	4,938	4,906	4,789
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	9.85%	SOFR +615	14,831	14,695	14,831
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.10%	SOFR +640	26,710	26,573	26,443
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	8.85%	SOFR +515	10,550	10,430	10,550
STG Distribution, LLC - First Out New Money Term Loans (4)	10/03/24	10/03/29	Transportation			2,054	1,907	2,054
STG Distribution, LLC - Second Out Term Loans (4)	10/03/24	10/03/29	Transportation			4,695	2,593	113
STG Distribution, LLC - Final Initial New Money TL		07/14/26	Transportation	8.00%		1,340	1,247	1,340
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	8.70%	SOFR +500	14,531	14,477	14,531
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.45%	SOFR +475	16,837	16,760	16,837
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.20%	SOFR +650	9,800	9,698	9,531
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.17%	SOFR +450	19,776	19,620	19,776
TPC US Parent, LLC	03/02/22	04/20/26	Food	9.56%	SOFR +590	10,858	10,855	10,858
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.60%	SOFR +590	14,682	14,666	14,682
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.68%	SOFR +500	14,406	14,343	14,334
Transgo, LLC	06/07/24	12/29/28	Auto Sector	8.91%	SOFR +525	25,595	25,412	25,211
Tyto Athene, LLC	03/02/22	04/03/28	Aerospace and Defense	8.56%	SOFR +490	11,342	11,290	11,030
Watchtower Buyer, LLC	09/19/24	12/03/29	Consumer Products	9.70%	SOFR +600	22,994	22,824	22,765
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.17%	SOFR +550	6,702	6,793	6,836

Total First Lien Secured Debt							1,329,082	1,301,565

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Subordinated Debt - 4.86% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,694	4,694	4,694
Total Subordinated Debt						4,694	4,694	4,694

Equity Securities - 8.37% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity (6)	11/05/24		Containers, Packaging and Glass			807	4,801	4,801
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	1,530
48Forty Intermediate Holdings, Inc. - Common Equity (6)	11/05/24	—	Containers, Packaging and Glass	—	—	807	-	-
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	1,757
White Tiger Newco, LLC - Common Equity	07/31/25	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	10,805	824	-

Total Equity Securities							12,978	8,088
Total Investments - 1,360.10% of Net Assets (3), (5)							1,346,754	1,314,347
Cash Equivalents - 21.47% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				3.46%			7,818	7,818
Goldman Sachs Financial Square Government Fund (Money Market Fund)				3.56%			11,145	11,145
BlackRock Federal FD Institutional 81 (Money Market Fund)				3.54%			1,782	1,782
Total Cash Equivalents							20,745	20,745
Cash - 30.69% of Net Assets
Cash							29,653	29,653
Total Cash							29,653	29,653

Total Investments, Cash Equivalents and Cash - 1,412.3% of Net Assets							$1,397,152	$1,364,745
Liabilities in Excess of Other Assets — (1,312.3)% of Net Assets								(1,268,109)
Members' Equity—100.0%								$96,636

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
(3)
As of March 31, 2026, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,346.8 million, $1,314.3 million and 1,360.1%.
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

Below is a listing of PSLF’s individual investments as of September 30, 2025 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

First Lien Secured Debt - 1,035.8% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	9.04%	SOFR+475	7,590	$7,474	$7,514
Acp Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.79%	SOFR+550	15,196	14,963	15,348
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	9.83%	SOFR+550	16,181	16,072	16,100
Ad.Net Acquisition, LLC	03/02/22	05/07/26	Media	10.26%	SOFR+626	4,788	4,788	4,788
Aechelon Technology, Inc.	12/23/24	08/16/29	Aerospace and Defense	9.91%	SOFR+575	4,800	4,718	4,800
Alpine Acquisition Corp II (4), (7)	10/12/22	11/30/26	Containers, Packaging and Glass			15,185	15,056	7,896
Amsive Holdings Corporation	03/02/22	12/10/26	Media	10.35%	SOFR+635	13,805	13,745	13,667
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	06/30/26	Media	9.90%	SOFR+590	13,837	13,803	13,837
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	9.31%	SOFR+500	14,888	14,867	14,813
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.75%	SOFR+575	15,581	15,426	15,581
Argano, LLC	12/16/24	09/13/29	Business Services	9.89%	SOFR+575	14,850	14,730	14,628
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.50%	SOFR+450	12,013	11,942	12,013
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.50%	SOFR+550	24,607	24,305	24,607
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.91%	SOFR+675	19,850	19,606	19,701
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.75%	SOFR+575	14,550	14,375	14,405
Big Top Holdings, LLC	06/26/24	02/28/30	Manufacturing / Basic Industries	9.25%	SOFR+525	6,626	6,531	6,626
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.77%	SOFR+650	8,798	8,726	8,688
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.40%	SOFR+540	25,244	25,052	24,802
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	9.00%	SOFR+500	5,955	5,916	5,955
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.51%	SOFR+535	6,186	5,926	5,348
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	10.00%	SOFR+600	7,425	7,334	7,425
CF512, Inc.	12/29/21	08/20/26	Media	10.36%	SOFR+619	9,042	8,983	8,952
Carisk Buyer, Inc.	02/09/24	12/01/29	Healthcare, Education and Childcare	9.00%	SOFR+500	11,370	11,276	11,370
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.66%	SOFR+550	22,655	22,360	22,428
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	10.00%	SOFR+600	21,880	21,708	21,880
Case Works, LLC	11/26/24	10/01/29	Business Services	9.25%	SOFR+525	10,436	10,366	9,966
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.50%	SOFR+450	20,831	20,730	20,831
Compex Legal Services, Inc.	12/23/24	02/09/26	Business Services	9.55%	SOFR+555	931	931	931
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.66%	SOFR+750	1,950	1,950	1,940
CJX Borrower, LLC	08/12/22	07/13/27	Media	10.08%	SOFR+576	8,624	8,614	8,624
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	10.03%	SOFR+586	5,271	5,243	5,232
DRI Holding Inc.	08/04/22	12/21/28	Media	9.51%	SOFR+535	5,770	5,442	5,655
DRS Holdings III, Inc.	03/02/22	11/03/25	Consumer Products	9.41%	SOFR+525	4,478	4,478	4,523
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.75%	SOFR+475	4,950	4,910	4,950
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	9.46%	SOFR+526	1,572	1,486	1,565
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.96%	SOFR+576	9,670	9,670	7,873
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.75%	SOFR+475	23,169	22,915	23,227
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	9.16%	SOFR+500	12,124	11,963	12,124
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	9.00%	SOFR+500	6,930	6,895	6,930
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.91%	SOFR+575	7,040	6,955	7,040
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	10.51%	SOFR+635	9,551	9,491	9,551
Five Star Buyer, Inc.	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming	13.35%	SOFR+915	4,140	4,096	4,057
GGG Midco, LLC	12/16/24	09/27/30	Home and Office Furnishings, Housewares and Durable Consumer Products	9.00%	SOFR+500	12,485	12,377	12,485
Global Holdings InterCo, LLC	03/02/22	03/16/26	Banking, Finance, Insurance & Real Estate	9.74%	SOFR+560	6,593	6,589	6,593
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.80%	SOFR+560	3,959	3,928	3,880
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.87%	SOFR+500	7,798	7,723	7,798
HV Watterson Holdings, LLC (4)	09/09/22	12/17/26	Business Services	8.00%		15,570	15,496	8,548
HW Holdco, LLC	03/02/22	05/10/26	Media	9.90%	SOFR+590	23,593	23,537	23,593
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.60%	SOFR+550	6,029	6,029	5,968
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	9.16%	SOFR+500	19,182	18,995	19,015
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	10.32%	SOFR+600	14,148	13,992	14,148
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	9.31%	SOFR+500	4,350	4,305	4,328
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	9.29%	SOFR+510	5,452	5,402	5,452
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	10.16%	SOFR+600	13,749	13,622	13,749
Infolinks Media Buyco, LLC	07/24/23	11/01/26	Media	9.50%	SOFR+550	13,046	13,007	12,981
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	9.25%	SOFR+525	5,955	5,918	5,955
Inventus Power, Inc.	10/10/23	01/15/26	Consumer Products	11.78%	SOFR+761	12,968	12,934	12,968
Kinetic Purchaser, LLC	07/24/23	11/10/27	Consumer Products	10.15%	SOFR+615	13,701	13,590	11,646
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	2,295	2,295	2,295

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	10.10%	SOFR+594	729	720	898
Lash OpCo, LLC	03/02/22	02/18/27	Consumer Products	12.16%	SOFR+785	21,525	21,466	20,987
Lightspeed Buyer, Inc.	03/02/22	02/03/27	Healthcare, Education and Childcare	8.75%	SOFR+475	20,115	20,017	20,115
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.77%	SOFR+450	7,636	7,550	7,636
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.60%	SOFR+560	8,175	7,939	8,142
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.95%	SOFR+475	19,728	19,568	19,728
Marketplace Events Acquisition, LLC	03/04/25	12/19/30	Media	9.12%	SOFR+525	19,900	19,727	19,900
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	9.30%	SOFR+510	8,244	8,197	8,244
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.65%	SOFR+565	2,893	2,865	2,893
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	10.25%	SOFR+625	19,423	19,311	19,520
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	9.25%	SOFR+525	7,880	7,788	7,502
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	9.25%	SOFR+525	19,700	19,472	19,700
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	9.15%	SOFR+515	9,575	9,512	9,575
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	10.12%	SOFR+585	7,180	7,159	7,180
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.35%	SOFR+635	20,090	19,860	19,939
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.76%	SOFR+575	18,926	18,793	18,661
Omnia Exterior Solutions, LLC	07/25/24	12/29/29	Diversified Conglomerate Service	9.26%	SOFR+525	17,982	17,766	17,622
One Stop Mailing, LLC	06/07/23	05/07/27	Transportation	10.53%	SOFR+636	8,274	8,199	8,274
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.75%	SOFR+575	5,753	5,688	5,753
Pink Lily Holdco, LLC (5)	04/01/22	11/09/27	Retail	4.27%		8,761	8,699	3,504
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	10.42%	SOFR+625	12,773	12,602	12,721
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	9.17%	SOFR+500	9,925	9,842	9,751
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.75%	SOFR+575	5,955	5,903	6,015
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	9.25%	SOFR+525	3,960	3,930	3,936
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.75%	SOFR+575	24,700	24,365	24,453
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	10.45%	SOFR+615	11,780	11,714	11,515
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	9.29%	SOFR+500	22,704	22,631	22,704
Recteq, LLC	06/26/24	01/29/26	Consumer Products	10.40%	SOFR+640	9,550	9,537	9,526
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.75%	SOFR+475	3,891	3,861	3,891
Ro Health, LLC	04/03/25	01/17/31	Healthcare Providers & Services	8.50%	SOFR+450	9,308	9,249	9,308
Rural Sourcing Holdings, Inc.	07/24/23	06/16/29	Professional Services	9.92%	SOFR+575	5,435	5,367	4,891
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.91%	SOFR+575	11,910	11,813	11,910
Sales Benchmark Index, LLC	03/02/22	07/07/26	Business Services	10.20%	SOFR+620	6,617	6,597	6,617
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	9.00%	SOFR+500	4,963	4,926	4,759
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	10.15%	SOFR+615	14,550	14,394	13,568
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.31%	SOFR+615	23,904	23,741	23,904
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	9.15%	SOFR+515	9,412	9,261	9,412
STG Distribution, LLC - First Out New Money Term Loans	10/03/24	10/03/29	Transportation	12.57%	SOFR+835	1,986	1,895	1,768
STG Distribution, LLC - Second Out Term Loans (5)	10/03/24	10/03/29	Transportation	5.32%		4,566	2,594	365
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.92%	SOFR+475	16,919	16,816	16,784
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.52%	SOFR+650	9,850	9,732	9,801
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.66%	SOFR+450	19,878	19,692	19,878
TPC US Parent, LLC	03/02/22	11/24/25	Food	10.19%	SOFR+590	11,275	11,269	11,185
Team Services Group, LLC	07/24/23	12/20/27	Healthcare, Education and Childcare	9.56%	SOFR+525	9,588	9,434	9,548
The Bluebird Group, LLC	03/02/22	07/28/26	Business Services	9.90%	SOFR+590	16,348	16,306	16,348
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.93%	SOFR+475	14,480	14,393	14,408
Transgo, LLC	06/07/24	12/29/28	Auto Sector	9.91%	SOFR+575	16,363	16,215	16,486
Tyto Athene, LLC	03/02/22	04/01/28	Aerospace and Defense	9.19%	SOFR+490	11,342	11,271	11,058
Urology Management Holdings, Inc.	07/24/23	06/15/27	Healthcare, Education and Childcare	9.66%	SOFR+550	12,380	12,333	12,380
US Fertility Enterprises, LLC	09/03/25	10/11/31	Healthcare, Education and Childcare	8.67%	SOFR+450	4,975	4,931	4,975
Watchtower Buyer, LLC	09/19/24	12/01/29	Consumer Products	10.00%	SOFR+600	23,114	22,912	22,885
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.81%	SOFR+550	6,577	6,686	6,708
Total First Lien Secured Debt							1,276,720	1,253,543
Subordinated Debt - 3.7% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,422	4,422	4,422
Total Subordinated Debt						4,422	4,422	4,422

Equity Securities - 6.6% of Net Assets
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	2,014
48Forty Intermediate Holdings, Inc. - Common Equity	11/05/24	—	Containers, Packaging and Glass	—	—	1,988	—	—
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	5,165
White Tiger Newco, LLC - Common Equity	07/31/25	—	Business Services	—	—	10,805	824	757

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Total Equity Securities							8,177	7,936
Total Investments - 1,046.0% of Net Assets (3), (6)							1,289,319	1,265,901
Cash Equivalents - 13.9% of Net Assets
JPMorgan U.S. Government (Money Market Fund)				4.09%			7,972	7,972
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			6,946	6,946
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.19%			1,920	1,920
Total Cash Equivalents							16,838	16,838
Cash - 19.9% of Net Assets
Cash							24,147	24,147
Total Cash							24,147	24,147
Total Investments, Cash Equivalents and Cash - 1,079.8% of Net Assets							$1,330,304	$1,306,886
Liabilities in Excess of Other Assets — (979.8)% of Net Assets								(1,185,860)
Members' Equity—100.0%								$121,026

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

Below are the consolidated statements of assets and liabilities for PSLF, ($ in thousands):

	March 31, 2026 (Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,346,754 and $1,289,319, respectively)	$1,314,347	$1,265,901
Cash equivalents (cost—$20,745 and $16,838, respectively)	20,745	16,838
Cash (cost—$29,653 and $24,147 respectively)	29,653	24,147
Interest receivable	4,263	5,271
Receivable for investments sold	—	1,055
Prepaid expenses and other assets	1,661	2,148
Due from affiliate	41	87
Total assets	1,370,710	1,315,447
Liabilities
2037 Asset-backed debt, net (par—$328,000, unamortized deferred financing cost of $1,707 and $1,887, respectively)	326,294	326,113
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $746 and $940, respectively)	245,254	245,060
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,246 and $1,434, respectively)	244,754	244,566
Credit facility payable	179,900	99,600
Subordinated notes payable to members	250,808	250,808
Interest payable on credit facility and asset backed debt	12,824	13,730
Distribution payable to members	8,000	8,000
Interest payable on subordinated notes to members	4,713	5,305
Accounts payable and accrued expenses	1,310	1,189
Due to affiliate	217	50
Total liabilities	1,274,074	1,194,421

Members' equity	96,636	121,026
Total liabilities and members' equity	$1,370,710	$1,315,447
(1)
As of March 31, 2026 and September 30, 2025, PSLF had $0.6 million and zero unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Investment income:
Interest	$32,334	$35,427	$64,773	$68,380
Other income	312	306	717	829
Total investment income	32,646	35,733	65,490	69,209
Expenses:
Interest expense on credit facility and asset-backed debt	15,960	17,294	32,170	32,937
Interest expense on subordinated notes to members	7,353	7,434	15,051	14,777
Administration services expense	891	899	1,740	1,677
General and administrative expenses	441	300	784	696
Total expenses	24,645	25,927	49,745	50,087
Net investment income	8,001	9,806	15,745	19,122
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	(15,645)	—	(15,645)	(2,126)
Net change in unrealized appreciation (depreciation) on investments	5,140	(6,386)	(8,990)	(8,304)
Net realized and unrealized gain (loss) on investments	(10,505)	(6,386)	(24,635)	(10,430)
Net increase (decrease) in members' equity resulting from operations	$(2,504)	$3,420	$(8,890)	$8,692

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

During the three months ended March 31, 2026, we declared base distributions of $0.20 per share, and supplemental distributions of $0.04 per share, for total distributions of $15.7 million. During the six months ended March 31, 2026, we declared base distributions of $0.44 per share, and supplemental distributions of $0.04 per share, for total distributions of $31.3 million. During the three and six months ended March 31, 2025, we declared base distributions of $0.24 and $0.48 per share, for total distribution of $15.7 million and $31.3 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, our debt portfolio consisted of 88% variable-rate investments and 12% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(10,765)	$(0.16)
Down 2%	$(8,261)	$(0.13)
Down 1%	$(4,130)	$(0.06)
Up 1%	$4,130	$0.06
Up 2%	$8,261	$0.13
Up 3%	$12,391	$0.19

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

Item 4. Controls and Procedures

As of the period ended March 31, 2026, we including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, a material weakness was previously identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the period ended March 31, 2026 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 24, 2025, which could materially affect our business, financial condition and/or operating results. The risks as in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment Corp. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Middle East Conflict

The ongoing conflicts in the Middle East, including the involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, could have severe adverse effects on regional and global economic markets. It is difficult to predict the conflicts' impact on global economic and market conditions and, as a result, there is material uncertainty and risk with respect to us and our portfolio companies, and our ability and the ability of the portfolio companies to achieve their investment objectives.

We may be subject to risks related to investments in companies in the software industry.

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products) . In addition, many software companies have limited operating histories. Prices of these companies' securities historically have been more volatile than other securities, especially over the short term.

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

10.1

Eighth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 30, 2026, by and among the Registrant, the lenders party thereto, Truist Bank as administrative agent and, solely with respect to Section 5.10 therein, PNNT Investment Holdings, LLC (File No. 814-00736) filed on February 09, 2026.

10.2

Registration Rights Agreement, dated January 30, 2026, by and among PennantPark Investment Corporation and the purchaser party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736) filed on January 30, 2026.

10.3

Note Purchase Agreement dated January 30, 2026, by and among PennantPark Investment Corporation and the purchaser party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00736) filed on January 30, 2026.

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 7, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)