Form 10-K/A
period 2025-09-30
PENNANTPARK INVESTMENT CORP
filed 2026-07-01
CIK 1383414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of common stock held by
non-affiliates
of the Registrant on March 31, 2025 based on the closing price on that date
of $7.03 on The New York Stock Exchange was approximately $443.6 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates,
all directors and executive officers of the Registrant have been treated as affiliates. There were 65,296,094 shares of the Registrant’s common stock outstanding as of July 1, 2026 Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K
are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 2, or this Amendment, to our Annual Report on Form
10-K
for the fiscal year ended September 30, 2025, or the Form
10-K,
which was initially filed with the Securities and Exchange Commission, or the SEC, on November 24, 2025.
We are filing this Amendment to provide audited consolidated financial statements for our investment in an unconsolidated portfolio company, AKW Holdings Limited (“AKW”), as of December 31, 2025 and for the year ended December 31, 2025 and unaudited consolidated financial statements for our investment in AKW as of December 31, 2024 and for each of the years in the two-year
period ended December 31, 2024 (as Exhibit 99.5).
We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule
1-02(w)
of Regulation
S-X
for which we are required, pursuant to Rule
3-09
of Regulation
S-X,
to provide separate financial statements as exhibits to the Form
10-K.
In accordance with Rule
3-09(b)(1),
the separate audited and unaudited consolidated financial statements of AKW are being filed as an amendment to the Form
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 62 of the Registrant’s Annual Report on Form 10-K filed on November 24, 2025.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Articles of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2024).

3.3	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

4.2	Base Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(8) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013).

4.3	Fourth Supplemental Indenture, dated as of April 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00736), filed April 22, 2021).

4.4	Form of 4.50% Notes due 2026 (included as part of Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of October 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00736), filed on October 21, 2021).

4.6	Form of 4.00% Notes due 2026 (included as part of Exhibit 4.5).

4.7	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

10.1	Amended and Restated Administration Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2024).

10.2	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	First Omnibus Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of May 25, 2017, among the Registrant, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2017).

10.4	Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 21, 2016).

10.5	Fourth Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

10.6	Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 4, 2019, by and among PennantPark Investment Corporation, as borrower, the lenders party thereto, SunTrust Bank, as administrative agent and collateral agent, and solely with respect to Section 4.9, PNNT CI (GALLS) Prime Investment Holdings, LLC, PNNT Investment Holdings, LLC, PNNT New Gulf Resources, LLC, PNNT ecoserve, LLC and PNNT Cascade Environmental Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on September 4, 2019).

10.7	Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of July 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD) and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on August 4, 2020).

10.8	First Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 19, 2020).

10.9	Second Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on September 4, 2024).

10.10	Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of July 29, 2022, among the Registrant, the lenders party thereto and Truist Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 814-00736), filed on August 3, 2022).

10.11	Equity Distribution Agreement, dated as of June 4, 2024, by and among PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Truist Securities, Inc., as the sales agent (Incorporated by reference to Ex. 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 4, 2024).

10.12	Equity Distribution Agreement, dated as of June 4, 2024 by and among PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Keefe, Bruyette & Woods, Inc., as the sales agent (Incorporated by reference to Ex. 1.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 4, 2024).

10.13	Sixth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2024, by and among PennantPark Investment Corporation and Truist Bank, as administrative agent. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10- Q (File No. 814-00736), filed on August 7, 2024).

10.14	Notice of Commitment Increase Request, dated as of February 7, 2025, from PennantPark Investment Corporation to Truist Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, (File No. 814-00736), filed on February 10, 2025).

14.1	Joint Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

19.1	Insider Trading Policy (included in the Joint Code of Ethics of the Registrant) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

23.1	Consent of RSM US LLP (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 8, 2023).

99.2	Report of RSM US LLP on Senior Securities Table (Incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K (File No. 814- 00736) filed on November 24, 2025).

99.3	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2025 and 2024 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

99.4	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2024 and 2023 (Incorporated by reference to Exhibit 99.4 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 24, 2025).

99.5*	Audited Consolidated Financial Statements of AKW Holdings Limited as of December 31, 2025 and for the year ended December 31, 2025 and Unaudited Consolidated Financial Statements for AKW Holdings Limited as of December 31, 2024 and for each of the years in the two-year period ended December 31, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2026.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors	July 1, 2026
Arthur H. Penn	(Principal Executive Officer)

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer	July 1, 2026
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ ADAM K. BERNSTEIN	Director	July 1, 2026
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	July 1, 2026
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	July 1, 2026
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	July 1, 2026
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	July 1, 2026
José A. Briones, Jr.