Form 10-Q
period 2026-06-30
PENNANTPARK INVESTMENT CORP
filed 2026-08-10
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2026 was 65,296,094.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q (the "Report"), in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers collectively to our consolidated subsidiaries, PNNT Investment Holdings II, LLC and PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank, as amended and restated; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; "2029 Notes" refers to our 7.00% due February 2029; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through consolidated subsidiaries.

ou

sands, except share data)

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2026
	(unaudited)	September 30, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$850,440 and $853,416, respectively)	$834,543	$857,415
Non-controlled, affiliated investments (amortized cost—$36,561 and $36,561, respectively)	—	4,891
Controlled, affiliated investments (amortized cost—$341,190 and $346,911, respectively)	358,629	424,967
Total investments (amortized cost—$1,228,191 and $1,236,888, respectively)	1,193,172	1,287,273
Cash equivalents (cost—$11,542 and $30,711, respectively)	11,542	30,711
Cash (cost—$27,710 and $21,028, respectively)	27,710	21,072
Interest receivable	5,549	5,261
Receivable for investments sold	19,594	—
Distribution receivable	4,415	4,694
Due from affiliates	98	168
Prepaid expenses and other assets	892	375
Total assets	1,262,972	1,349,554
Liabilities
Truist Credit Facility payable, at fair value (cost—$311,456 and $426,456, respectively)	309,755	425,477
2026 Notes payable (par— zero and $150,000, unamortized deferred financing cost of $ — and $527, respectively)	—	149,473
2026 Notes-2 payable (par— $165,000, unamortized deferred financing cost of $427 and $1,067, respectively)	164,573	163,933
2029 Notes payable (par — $75,000 and zero, respectively, unamortized deferred financing cost of $1,393 and $ —, respectively)	73,607	—
Payable for investment purchased	269,308	130,007
Interest payable on debt	4,046	6,281
Distributions payable	5,224	—
Accounts payable and accrued expenses	3,046	4,342
Base management fee payable	3,500	4,005
Incentive fee payable	1,881	2,086
Total liabilities	834,940	885,604
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,296,094 and 65,296,094 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	65	65
Paid-in capital in excess of par value	740,506	740,506
Accumulated deficit	(312,539)	(276,621)
Total net assets	$428,032	$463,950
Total liabilities and net assets	$1,262,972	$1,349,554
Net asset value per share	$6.56	$7.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,979	$12,659	$37,522	$46,411
Payment-in-kind	1,866	1,569	6,374	4,554
Dividend income	286	560	818	1,566
Other income	276	617	661	1,319
From controlled, affiliated investments:
Interest	6,174	8,217	18,748	23,360
Payment-in-kind	—	355	—	1,178
Dividend income	4,184	5,578	12,830	16,008
Other income	—	—	—	27
Total investment income	24,765	29,555	76,953	94,423
Expenses:
Interest and expenses on debt	8,817	9,196	27,424	31,254
Base management fee	3,500	3,889	11,021	12,174
Incentive fee	1,881	2,502	3,862	7,682
General and administrative expenses	1,050	1,050	2,900	3,450
Administrative services expenses	450	450	1,350	1,400
Expenses before amendment costs, debt issuance costs and provision for taxes	15,698	17,087	46,557	55,960
Provision for taxes on net investment income	200	670	1,310	1,920
Credit facility amendment and debt issuance costs	—	—	3,885	324
Total expenses	15,898	17,757	51,752	58,204
Net investment income	8,867	11,798	25,201	36,219
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	12,056	(475)	8,668	(30,749)
Non-controlled and controlled, affiliated investments	—	—	61,986	—
Provision for taxes on realized gain on investments	(22)	(1)	(35)	(50)
Net realized gain (loss) on investments and debt	12,034	(476)	70,619	(30,799)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(19,487)	(547)	(19,944)	12,594
Non-controlled and controlled, affiliated investments	3,329	347	(65,504)	16,699
Debt appreciation (depreciation)	(274)	(2,972)	723	(1,023)
Net change in unrealized appreciation (depreciation) on investments and debt	(16,432)	(3,172)	(84,725)	28,270
Net realized and unrealized gain (loss) from investments and debt	(4,398)	(3,648)	(14,106)	(2,529)
Net increase (decrease) in net assets resulting from operations	$4,469	$8,150	$11,095	$33,690
Net increase (decrease) in net assets resulting from operations per common share	$0.07	$0.12	$0.17	$0.52
Net investment income per common share	$0.14	$0.18	$0.39	$0.55

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$8,867	$11,798	$25,201	$36,219
Net realized gain (loss) on investments and debt	12,056	(475)	70,654	(30,749)
Net change in unrealized appreciation (depreciation) on investments	(16,158)	(200)	(85,448)	29,293
Net change in provision for taxes on net realized gain (loss) on investments	(22)	(1)	(35)	(50)
Net change in unrealized appreciation (depreciation) on debt	(274)	(2,972)	723	(1,023)
Net increase (decrease) in net assets resulting from operations	4,469	8,150	11,095	33,690
Distributions to stockholders:
Distribution of net investment income	(15,671)	(15,671)	(47,013)	(47,013)
Total distributions to stockholders	(15,671)	(15,671)	(47,013)	(47,013)
Net increase (decrease) in net assets	(11,202)	(7,521)	(35,918)	(13,323)
Net assets:
Beginning of period	439,234	488,106	463,950	493,908
End of period	$428,032	$480,585	$428,032	$480,585

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ou

sands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,095	$33,690
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	85,448	(29,293)
Net change in unrealized appreciation (depreciation) on debt	(723)	1,023
Net realized (gain) loss on investments	(70,654)	30,749
Net accretion of discount and amortization of premium	(1,377)	(3,144)
Purchases of investments	(988,730)	(908,102)
Payment-in-kind income	(6,374)	(5,732)
Proceeds from dispositions of investments	1,075,905	1,071,812
Amortization of deferred financing costs	1,392	1,316
(Increase) or Decrease in:
Interest receivable	(288)	661
Receivables from investments sold	(19,594)	—
Distribution receivable	279	(415)
Due from affiliates	70	138
Prepaid expenses and other assets	(518)	73
Increase or (Decrease) in:
Due to affiliates	—	(33)
Payable for investments purchased	139,301	24,624
Interest payable on debt	(2,235)	(3,487)
Base management fee payable, net	(505)	(408)
Incentive fee payable	(205)	(555)
Accounts payable and accrued expenses	(1,296)	(355)
Net cash provided by (used in) operating activities	220,991	212,562
Cash flows from financing activities:
Distributions paid to stockholders	(41,790)	(47,014)
Repayment of 2026 Notes	(150,000)	—
Proceeds from 2029 Notes issuance	75,000	—
Capitalized borrowing costs	(1,618)	—
Borrowings under Truist Credit Facility	260,000	97,000
Repayments under Truist Credit Facility	(375,000)	(242,000)
Net cash provided by (used in) financing activities	(233,408)	(192,014)
Net increase (decrease) in cash and cash equivalents	(12,417)	20,548
Effect of exchange rate changes on cash	(114)	137
Cash and cash equivalents, beginning of period	51,783	49,861
Cash and cash equivalents, end of period	$39,252	$70,546
Supplemental disclosures:
Interest paid	$28,267	$33,425
Taxes paid	$2,100	$2,850
Non-cash exchanges and conversions	$848	$23,229
Non-cash purchases and disposition of investments	$—	$26,250

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 195.0% (1), (2)
First Lien Secured Debt - 86.7% of Net Assets
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	10/02/2023	04/21/2027	Business Services	—	—	3,479	$-	$(52)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2023	10/02/2029	Business Services	8.58%	3M SOFR+500	543	543	533
ACP Avenu Buyer, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2029	Business Services	—	—	1,892	-	(38)
ACP Falcon Buyer, Inc. - Unfunded Revolver (7)	07/26/2023	08/01/2029	Business Services	—	—	2,533	-	-
Ad.net Acquisition, LLC	05/04/2021	05/08/2028	Media	9.99%	3M SOFR+626	96	95	95
Ad.net Acquisition, LLC - Funded Revolver	05/04/2021	05/08/2028	Media	9.99%	3M SOFR+626	267	267	265
Ad.net Acquisition, LLC - Unfunded Revolver (7)	05/04/2021	05/08/2028	Media	—	—	178	-	(1)
Adweek Purchaser, LLC	05/31/2024	05/31/2027	Printing and Publishing	10.62%	3M SOFR+700	2,100	2,086	2,100
Adweek Purchaser, LLC - Unfunded Term Loan (7)	05/31/2024	05/31/2027	Printing and Publishing	—	—	300	-	5
AFC-Dell Holding Corp.	12/12/2023	04/09/2027	Distribution	8.67%	3M SOFR+500	213	213	213
AFC-Dell Holding Corp. - Unfunded Term Loan (7)	12/12/2023	04/09/2027	Distribution	—	—	4,281	-	-
AFC-Dell Holding Corp. - Funded Revolver	12/12/2023	10/09/2028	Distribution	8.67%	3M SOFR+500	178	178	178
AFC-Dell Holding Corp. - Unfunded Revolver (7)	12/12/2023	10/09/2028	Distribution	—	—	1,066	-	-
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	05/21/2019	12/31/2027	Media	11.50%	3M SOFR+475	461	461	456
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (7)	05/21/2019	12/31/2027	Media	—	—	1,152	-	(12)
Aphix Buyer, Inc	07/17/2025	07/17/2031	Business Services	8.39%	3M SOFR+475	3,890	3,867	3,890
Aphix Buyer, Inc - Unfunded Term Loan (7)	07/17/2025	07/16/2027	Business Services	—	—	5,268	-	33
Aphix Buyer, Inc - Unfunded Revolver (7)	07/17/2025	07/17/2031	Business Services	—	—	2,389	-	-
APT OPCO, LLC - Unfunded Term Loan (7)	09/29/2025	09/30/2027	Healthcare, Education and Childcare	—	—	1,228	-	8
APT OPCO, LLC - Unfunded Revolver (7)	09/29/2025	09/30/2031	Healthcare, Education and Childcare	—	—	1,228	-	-
Arcfield Acquisition Corp. - Unfunded Revolver (7)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	2,085	-	-
Archer Lewis, LLC	08/28/2024	08/28/2029	Business Services	9.48%	3M SOFR+575	1,377	1,366	1,339
Archer Lewis, LLC - Unfunded Term Loan (7)	08/28/2024	08/28/2026	Business Services	—	—	5,329	-	(93)
Archer Lewis, LLC - Funded Revolver	08/28/2024	08/28/2029	Business Services	9.48%	3M SOFR+575	1,304	1,304	1,268
Argano, LLC	09/13/2024	09/13/2029	Business Services	9.15%	3M SOFR+550	7,401	7,341	7,327
Argano, LLC - Unfunded Revolver (7)	09/13/2024	09/13/2029	Business Services	—	—	794	-	(8)
Azureon, LLC	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.48%	3M SOFR+575	5,708	5,669	5,651
Azureon, LLC - Unfunded Term Loan (7)	06/26/2024	11/26/2027	Diversified Conglomerate Service	—	—	6,067	-	(15)
Azureon, LLC - Funded Revolver	06/26/2024	06/26/2029	Diversified Conglomerate Service	9.48%	3M SOFR+575	800	800	792
Azureon, LLC - Unfunded Revolver (7)	06/26/2024	06/26/2029	Diversified Conglomerate Service	—	—	897	-	(9)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan - 3rd Amendment (7)	06/21/2024	06/21/2027	Healthcare, Education and Childcare	—	—	5,470	-	55
Beacon Behavioral Support Service, LLC - Funded Revolver	06/21/2024	06/21/2029	Healthcare, Education and Childcare	9.23%	3M SOFR+550	559	559	559
Beacon Behavioral Support Service, LLC - Unfunded Revolver (7)	06/21/2024	06/21/2029	Healthcare, Education and Childcare	—	—	1,211	-	-
Berwick Industrial Park	04/26/2022	11/02/2026	Buildings and Real Estate	13.00%	—	4,000	4,018	3,992
Best Practice Associates, LLC - Unfunded Revolver (7)	11/07/2024	11/08/2029	Aerospace and Defense	—	—	1,929	-	(29)
Beta Plus Technologies, Inc.	06/28/2022	07/02/2029	Business Services	9.48%	3M SOFR+575	10,549	10,398	10,443
BioDerm, Inc. - Funded Revolver	01/30/2023	01/31/2028	Healthcare, Education and Childcare	10.12%	3M SOFR+650	1,071	1,071	1,061
Blackhawk Industrial Distribution, Inc.	06/27/2022	09/17/2026	Distribution	9.11%	3M SOFR+540	1,262	1,261	1,243
Blackhawk Industrial Distribution, Inc. - Funded Revolver	06/27/2022	09/17/2026	Distribution	9.59%	3M SOFR+590	3,001	3,001	2,956
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (7)	06/27/2022	09/17/2026	Distribution	—	—	1,870	-	(28)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.20%	3M SOFR+450	2,638	2,618	2,638
BLC Holding Company, Inc. - Unfunded Term Loan (7)	11/20/2024	11/20/2026	Business Services	—	—	4,087	-	31
BLC Holding Company, Inc. - Unfunded Revolver (7)	11/20/2024	11/20/2030	Business Services	—	—	3,005	-	-
Blue Cloud Pediatric Surgery Centers, LLC	08/12/2025	01/21/2031	Healthcare Providers & Services	8.63%	3M SOFR+500	1,372	1,360	1,362
Blue Cloud Pediatric Surgery Centers, LLC - Unfunded Term Loan (7)	08/12/2025	07/30/2027	Healthcare Providers & Services	—	—	1,379	-	3
Bluebird Parent, Inc.			Business Services	8.91%	3M SOFR+525	750	745	745
Bluebird Parent, Inc. - Unfunded Term Loan (7)			Business Services	—	—	138	-	-
Bluebird Parent, Inc. - Funded Revolver			Business Services	8.95%	3M SOFR+525	9	9	9
Bluebird Parent, Inc. - Unfunded Revolver (7)			Business Services	—	—	83	-	-
Boss Industries, LLC - Unfunded Revolver (7)	12/27/2024	12/27/2030	Conglomerate Manufacturing	—	—	1,306	-	-
By Light Professional IT Services, LLC	07/15/2025	07/15/2031	Business Services	9.14%	3M SOFR+550	2,648	2,629	2,608
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
By Light Professional IT Services, LLC - Funded Revolver	07/15/2025	07/15/2031	Business Services	9.15%	3M SOFR+550	494	494	487
By Light Professional IT Services, LLC - Unfunded Revolver (7)	07/15/2025	07/15/2031	Business Services	—	—	494	-	(7)
Capital Construction, LLC	06/30/2025	10/22/2026	Consumer Services	9.59%	3M SOFR+590	5,571	5,562	5,404
Carisk Buyer, Inc. - Unfunded Term Loan (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	4,813	-	72
Carisk Buyer, Inc. - Unfunded Term Loan 2 (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,528	-	19
Carisk Buyer, Inc. - Unfunded Revolver (7)	11/27/2023	12/03/2029	Healthcare, Education and Childcare	—	—	1,750	-	9
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2024	02/07/2030	Education	—	—	3,339	-	(25)
Cartessa Aesthetics, LLC	06/01/2022	06/14/2028	Distribution	9.48%	3M SOFR+575	14,819	14,702	14,819
Cartessa Aesthetics, LLC - Unfunded Revolver (7)	06/01/2022	06/14/2028	Distribution	—	—	3,563	-	-
Case Works, LLC	10/01/2024	10/01/2029	Business Services	8.98%	3M SOFR+525	846	840	833
Case Works, LLC - Funded Revolver	10/01/2024	10/01/2029	Business Services	8.95%	3M SOFR+525	1,425	1,425	1,404
Case Works, LLC - Unfunded Revolver (7)	10/01/2024	10/01/2029	Business Services	—	—	462	-	(7)
CF512, Inc. - Funded Revolver	08/17/2021	09/01/2026	Media	9.66%	3M SOFR+602	82	82	82
CF512, Inc. - Unfunded Revolver (7)	08/17/2021	09/01/2026	Media	—	—	827	-	-
CJX Borrower, LLC	07/08/2021	07/13/2027	Media	9.44%	3M SOFR+576	431	408	422
CJX Borrower, LLC - Unfunded Term Loan (7)	07/08/2021	07/13/2027	Media	—	—	37	-	6
CJX Borrower, LLC - Funded Revolver	07/08/2021	07/13/2027	Media	9.44%	3M SOFR+576	1,339	1,339	1,312
CJX Borrower, LLC - Unfunded Revolver (7)	07/08/2021	07/13/2027	Media	—	—	536	-	(11)
Cornerstone Advisors of Arizona, LLC	05/13/2025	05/13/2032	Consulting Services	8.48%	3M SOFR+475	30	30	30
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (7)	05/13/2025	05/13/2032	Consulting Services	—	—	797	$-	$(4)
Commercial Fire Protection Holdings, LLC	09/23/2024	09/23/2030	Business Services	8.23%	3M SOFR+450	1,864	1,852	1,864
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (7)	09/23/2024	09/23/2026	Business Services	—	—	4,756	-	36
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (7)	09/23/2024	09/23/2030	Business Services	—	—	2,486	-	-
Crane 1 Services, Inc. - Funded Revolver	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	9.51%	3M SOFR+586	87	87	86
Crane 1 Services, Inc. - Unfunded Revolver (7)	06/10/2024	08/16/2027	Personal, Food and Miscellaneous Services	—	—	348	-	(3)
CTC Purchaser, LLC	05/18/2026	05/16/2031	Distribution	9.40%	3M SOFR+575	388	384	384
CTC Purchaser, LLC - Unfunded Term Loan (7)	05/18/2026	05/15/2028	Distribution	—	—	442	-	-
CTC Purchaser, LLC - Funded Revolver	05/18/2026	05/16/2031	Distribution	9.48%	3M SOFR+575	53	53	53
CTC Purchaser, LLC - Unfunded Revolver (7)	05/18/2026	05/16/2031	Distribution	—	—	80	-	-
C5MI Acquisition, LLC - Funded Revolver	07/31/2024	07/31/2029	Business Services	9.73%	3M SOFR+600	1,653	1,653	1,653
C5MI Acquisition, LLC - Unfunded Revolver (7)	07/31/2024	07/31/2029	Business Services	—	—	2,480	-	-
DRS Holdings III, Inc.	11/01/2019	11/01/2028	Consumer Products	8.89%	3M SOFR+525	1,405	1,398	1,399
DRS Holdings III, Inc. - Unfunded Revolver (7)	11/01/2019	11/01/2028	Consumer Products	—	—	608	-	(2)
Duggal Acquisition, LLC	09/30/2024	09/30/2030	Marketing Services	8.41%	3M SOFR+475	1,011	1,007	1,011
Duggal Acquisition, LLC - Unfunded Term Loan (7)	09/30/2024	09/30/2026	Marketing Services	—	—	1,021	-	10
Duggal Acquisition, LLC - Unfunded Revolver (7)	09/30/2024	09/30/2030	Marketing Services	—	—	2,561	-	-
DX Electric Company, LLC - Unfunded Revolver (7)	10/01/2025	10/01/2031	Electronics	—	—	1,257	-	-
Dynata, LLC - Last-Out Term Loan	07/15/2024	10/16/2028	Business Services	9.40%	3M SOFR+576	83	83	32
EDS Buyer, LLC - Unfunded Revolver (7)	12/19/2022	01/10/2029	Aerospace and Defense	—	—	1,915	-	-
Elektrik App, Inc.	05/29/2026	05/28/2032	Electronics	9.23%	3M SOFR+550	4,803	4,755	4,755
Elektrik App, Inc. - Funded Revolver	05/29/2026	05/28/2032	Electronics	9.23%	3M SOFR+550	298	298	298
Elektrik App, Inc. - Unfunded Revolver (7)	05/29/2026	05/28/2032	Electronics	—	—	2,185	-	-
Emergency Care Partners, LLC - Unfunded Term Loan (7)	10/18/2024	10/19/2026	Healthcare, Education and Childcare	—	—	1,530	-	-
Emergency Care Partners, LLC - Unfunded Revolver (7)	10/18/2024	10/18/2027	Healthcare, Education and Childcare	—	—	641	-	-
ENC Parent Corporation	07/11/2024	08/21/2028	Business Services	8.24%	3M SOFR+451	3,391	3,122	2,899
ETE Intermediate II, LLC - Funded Revolver	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	8.68%	3M SOFR+500	331	331	331
ETE Intermediate II, LLC - Unfunded Revolver (7)	05/24/2023	05/29/2029	Personal, Food and Miscellaneous Services	—	—	1,325	-	-
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (7)	05/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	822	-	-
Exigo Intermediate II, LLC	03/10/2022	03/15/2027	Business Services	10.07%	3M SOFR+635	23,690	23,637	20,729
Exigo Intermediate II, LLC - Unfunded Revolver (7)	03/10/2022	03/15/2027	Business Services	—	—	1,856	-	(232)
Express Wash Intermediate, LLC	07/14/2022	04/10/2031	Auto Sector	9.92%	3M SOFR+625	9,900	9,857	9,677
Express Wash Intermediate, LLC - Unfunded Revolver (7)	07/14/2022	04/10/2031	Auto Sector	—	—	609	-	(14)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
First Medical MSO, LLC	06/13/2025	06/13/2031	Healthcare, Education and Childcare	9.42%	3M SOFR+575	4,634	4,593	4,518
First Medical MSO, LLC - Unfunded Term Loan (7)	06/13/2025	06/13/2027	Healthcare, Education and Childcare	—	—	2,820	-	(42)
First Medical MSO, LLC - Funded Revolver	06/13/2025	06/13/2031	Healthcare, Education and Childcare	12.50%	3M SOFR+575	300	300	293
First Medical MSO, LLC - Unfunded Revolver (7)	06/13/2025	06/13/2031	Healthcare, Education and Childcare	—	—	300	-	(8)
Five Star Buyer, Inc. (10)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	197	196	180
Five Star Buyer, Inc. - Unfunded Revolver (7), (10)	02/21/2023	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	370	-	(31)
GALT NEWCO, LLC - Unfunded Revolver (7)	03/27/2026	03/29/2032	Aerospace and Defense	—	—	283	-	(2)
Gauge ETE Blocker, LLC	05/24/2023	05/21/2029	Personal, Food and Miscellaneous Services	PIK 12.56%	—	313	313	313
Graffiti Buyer, Inc.	10/25/2022	08/10/2027	Distribution	9.27%	3M SOFR+560	244	243	236
Graffiti Buyer, Inc. - Funded Revolver	10/25/2022	08/10/2027	Distribution	9.27%	3M SOFR+560	77	77	75
Graffiti Buyer, Inc. - Unfunded Revolver (7)	10/25/2022	08/10/2027	Distribution	—	—	692	-	(21)
GRVTY, Inc.	05/28/2026	05/31/2033	Aerospace and Defense	8.41%	3M SOFR+475	5,000	4,975	4,975
GRVTY, Inc. - Unfunded Term Loan (7)	05/28/2026	05/30/2028	Aerospace and Defense	—	—	3,571	-	-
GRVTY, Inc. - Unfunded Revolver (7)	05/28/2026	05/31/2033	Aerospace and Defense	—	—	1,786	-	-
Halo Buyer, Inc.	07/18/2018	08/07/2029	Consumer Products	9.64%	3M SOFR+600	9,325	9,252	9,279
Halo Buyer, Inc. - Funded Revolver	07/18/2018	08/07/2029	Consumer Products	9.72%	3M SOFR+600	1,259	1,259	1,253
Halo Buyer, Inc. - Unfunded Revolver (7)	07/18/2018	08/07/2029	Consumer Products	—	—	1,439	-	(7)
Hancock Roofing and Construction, LLC	05/05/2022	12/31/2026	Insurance	9.24%	3M SOFR+560	750	750	750
Harris & Co, LLC	08/09/2024	08/09/2030	Financial Services	8.90%	3M SOFR+525	11,091	11,001	11,091
Harris & Co, LLC - Unfunded Term Loan C (7)	08/09/2024	08/18/2027	Financial Services	—	—	2,485	-	22
Harris & Co, LLC - Unfunded Revolver (7)	08/09/2024	08/09/2030	Financial Services	—	—	3,005	-	-
Harvest Group Topco Buyer, LLC - Unfunded Revolver (7)	03/02/2026	03/02/2032	Media	—	—	2,252	-	(11)
Highwire Public Relations, LLC - Unfunded Term Loan (7)	01/12/2026	01/12/2028	Business Services	—	—	1,313	-	(5)
Highwire Public Relations, LLC - Unfunded Revolver (7)	01/12/2026	01/12/2031	Business Services	—	—	438	-	(4)
Hills Distribution, Inc.	11/02/2023	11/08/2029	Distribution	9.23%	3M SOFR+550	1,796	1,788	1,796
Hills Distribution, Inc. - Unfunded Term Loan (7)	11/02/2023	12/05/2027	Distribution	—	—	7,514	-	38
HW Holdco, LLC - Unfunded Revolver (7)	10/11/2019	05/10/2027	Media	—	—	3,387	-	-
IG Investments Holdings, LLC	07/11/2022	09/22/2028	Business Services	8.66%	3M SOFR+500	103	103	102
IG Investments Holdings, LLC - Unfunded Revolver (7)	07/11/2022	09/22/2028	Business Services	—	—	722	-	(7)
Imagine Acquisitionco, Inc. - Unfunded Revolver (7)	11/04/2021	11/16/2027	Business Services	—	—	1,685	-	(17)
Impact Advisors, LLC	03/21/2025	03/19/2032	Business Services	8.23%	3M SOFR+450	628	625	628
Impact Advisors, LLC - Unfunded Term Loan (7)	03/21/2025	03/22/2027	Business Services	—	—	4,058	-	20
Impact Advisors, LLC - Funded Revolver	03/21/2025	03/19/2032	Business Services	10.25%	3M SOFR+350	562	562	562
Impact Advisors, LLC - Unfunded Revolver (7)	03/21/2025	03/19/2032	Business Services	—	—	375	-	-
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	9.73%	3M SOFR+600	8,906	8,837	8,906
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	9.73%	3M SOFR+600	CAD 2,592	$1,876	$1,827
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (7)	12/21/2022	10/30/2026	Personal, Food and Miscellaneous Services	—	—	9,091	-	45
Infinity Home Services Holdco, Inc. - Unfunded Revolver (7)	12/21/2022	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,292	-	-
Inovex Information Systems Incorporated - Unfunded Term Loan (7)	12/17/2024	12/17/2026	Business Services	—	—	1,900	-	(29)
Inovex Information Systems Incorporated - Unfunded Revolver (7)	12/17/2024	12/17/2030	Business Services	—	—	2,375	-	(36)
Integrity Health Purchaser, LLC	02/02/2026	02/02/2032	Healthcare, Education and Childcare	9.66%	3M SOFR+600	995	986	995
Integrity Health Purchaser, LLC - Unfunded Revolver (7)	02/02/2026	02/02/2032	Healthcare, Education and Childcare	—	—	200	-	-
Kinetic Purchaser, LLC (10)	07/08/2022	11/10/2027	Consumer Products	—	—	3,295	3,057	964
Kinetic Purchaser, LLC - Funded Revolver (10)	07/08/2022	11/10/2026	Consumer Products	—	—	3,265	3,070	955
Kinetic Purchaser, LLC - Unfunded Revolver (7), (10)	07/08/2022	11/10/2026	Consumer Products	—	—	1,784	-	(1,262)
Lash OpCo, LLC	08/16/2021	09/17/2027	Consumer Products	10.76%	3M SOFR+710	3,112	3,103	3,065
				(PIK 5.10%)
Lash OpCo, LLC - Funded Revolver	08/16/2021	09/17/2027	Consumer Products	10.74%	3M SOFR+710	254	254	250
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (7)	08/16/2021	09/17/2027	Consumer Products	—	—	2,898	-	(43)
LAV Gear Holdings, Inc.	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 9.580%	3M SOFR+594	331	328	331
LAV Gear Holdings, Inc. - Incremental Term Loan	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 9.580%	3M SOFR+594	1,046	1,046	879
LAV Gear Holdings, Inc. - Funded Revolver	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	PIK 6.150%	3M SOFR+250	30	30	30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
LAV Gear Holdings, Inc. - Unfunded Revolver (7)	02/26/2020	07/31/2029	Leisure, Amusement, Motion Pictures, Entertainment	—	—	119	-	-
Ledge Lounger, Inc.	11/04/2021	11/09/2026	Consumer Products	11.38%	3M SOFR+765	9,818	9,804	7,977
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/04/2021	11/09/2026	Consumer Products	11.31%	3M SOFR+765	1,769	1,769	1,437
				(PIK 1.00%)
LJ Avalon Holdings, LLC - Funded Revolver	01/18/2023	02/01/2029	Environmental Services	8.17%	3M SOFR+450	180	180	179
LJ Avalon Holdings, LLC - Unfunded Revolver (7)	01/18/2023	02/01/2029	Environmental Services	—	—	1,318	-	(7)
Loving Tan Intermediate II, Inc.	05/25/2023	05/31/2028	Consumer Products	8.98%	3M SOFR+525	347	345	346
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (7)	05/25/2023	12/31/2026	Consumer Products	—	—	1,187	-	6
Loving Tan Intermediate II, Inc. - Unfunded Term Loan - 2nd Amendment (7)	05/25/2023	12/31/2026	Consumer Products	—	—	1,711	-	-
Loving Tan Intermediate II, Inc. - Funded Revolver	05/25/2023	05/31/2028	Consumer Products	8.98%	3M SOFR+525	138	138	137
Loving Tan Intermediate II, Inc. - Unfunded Revolver (7)	05/25/2023	05/31/2028	Consumer Products	—	—	1,240	-	(6)
Marwood Group Buyer, LLC - Unfunded Revolver (7)	04/01/2026	04/01/2032	Healthcare, Education and Childcare	—	—	1,957	-	(10)
Marwood Group Buyer, LLC - Unfunded Term Loan (7)	04/01/2026	04/01/2032	Healthcare, Education and Childcare	—	—	7,830	-	-
MBS Holdings, Inc.	04/14/2021	04/16/2027	Telecommunications	8.74%	3M SOFR+510	265	265	265
MBS Holdings, Inc. - Funded Revolver	04/14/2021	04/16/2027	Telecommunications	8.72%	3M SOFR+510	139	139	139
MBS Holdings, Inc. - Unfunded Revolver (7)	04/14/2021	04/16/2027	Telecommunications	—	—	556	-	-
MDI Buyer, Inc. - Funded Revolver	07/19/2022	07/25/2028	Chemicals, Plastics and Rubber	10.50%	3M SOFR+350	2,227	2,227	2,227
Meadowlark Acquirer, LLC	12/09/2021	12/10/2027	Business Services	9.38%	3M SOFR+565	1,888	1,881	1,879
Meadowlark Acquirer, LLC- Unfunded Revolver (7)	12/09/2021	12/10/2027	Business Services	—	—	1,685	-	(8)
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare, Education and Childcare	9.98%	3M SOFR+625	205	204	205
Medina Health, LLC - Unfunded Term Loan (7)	10/16/2023	03/31/2028	Healthcare, Education and Childcare	—	—	321	-	2
Medina Health, LLC - Unfunded Revolver (7)	10/16/2023	10/20/2028	Healthcare, Education and Childcare	—	—	2,774	-	-
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2024	03/01/2030	Electronics	8.90%	3M SOFR+525	418	418	418
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Electronics	—	—	1,439	-	-
MES Intermediate, Inc. - Funded Revolver	09/23/2021	10/01/2027	Distribution	10.75%	3M SOFR+400	1,222	1,222	1,222
MES Intermediate, Inc. - Unfunded Revolver (7)	09/23/2021	10/01/2027	Distribution	—	—	695	-	-
MOREgroup Holdings, Inc. - Unfunded Revolver (7)	01/09/2024	01/16/2030	Business Services	—	—	3,675	-	-
NBH Group, LLC - Unfunded Revolver (7)	08/16/2021	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	-	(58)
NORA Acquisition, LLC - Funded Revolver	08/22/2023	08/31/2029	Healthcare, Education and Childcare	10.08%	3M SOFR+635	1,218	1,218	1,194
NORA Acquisition, LLC - Unfunded Revolver (7)	08/22/2023	08/31/2029	Healthcare, Education and Childcare	—	—	1,489	-	(30)
North American Rail Solutions, LLC	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.48%	3M SOFR+475	15,239	15,170	15,010
North American Rail Solutions, LLC - Unfunded Term Loan (7)	08/29/2025	08/30/2027	Manufacturing/Basic Industry	—	—	1,304	-	(13)
North American Rail Solutions, LLC - Funded Revolver	08/29/2025	08/29/2031	Manufacturing/Basic Industry	8.37%	3M SOFR+475	1,207	1,207	1,189
North American Rail Solutions, LLC - Unfunded Revolver (7)	08/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	1,961	-	(29)
NP Riverhead Industrial, LLC	05/24/2024	05/10/2025	Buildings and Real Estate	15.50%	—	5,000	5,000	5,025
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Conglomerate Service	8.96%	3M SOFR+525	3,180	3,156	3,132
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	12/29/2023	09/30/2026	Diversified Conglomerate Service	—	—	2,393	-	(15)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Conglomerate Service	11.00%	3M SOFR+425	700	700	689
Omnia Exterior Solutions, LLC - Unfunded Revolver (7)	12/29/2023	12/31/2029	Diversified Conglomerate Service	—	—	1,400	-	(21)
ORL Acquisition, Inc.	09/01/2021	09/03/2027	Business Services	13.13%	3M SOFR+940	4,681	4,660	3,136
				(PIK 7.50%)
ORL Acquisition, Inc. - Funded Revolver	09/01/2021	09/03/2027	Business Services	11.06%	3M SOFR+740	154	154	103
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.41%	3M SOFR+575	6,338	$6,262	$6,338
OSP Embedded Purchaser, LLC - Funded Revolver	12/11/2023	12/17/2029	Aerospace and Defense	11.40%	3M SOFR+465	148	148	148
OSP Embedded Purchaser, LLC - Unfunded Revolver (7)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	1,330	-	-
Pacific Purchaser, LLC - Unfunded Revolver (7)	10/02/2023	10/02/2028	Business Services	—	—	1,373	-	-
PAR Excellence Holdings, Inc.	09/03/2024	09/03/2030	Healthcare, Education and Childcare	8.66%	3M SOFR+500	11,850	11,759	11,613
PAR Excellence Holdings, Inc. - Unfunded Revolver (7)	09/03/2024	09/03/2030	Healthcare, Education and Childcare	—	—	2,681	-	(54)
Paving Lessor Corp. - Unfunded Term Loan (7)	07/01/2025	07/01/2027	Business Services	—	—	3,291	-	25
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Paving Lessor Corp. - Unfunded Revolver (7)	07/01/2025	07/01/2031	Business Services	—	—	2,194	-	-
PCS MIDCO, Inc.	03/01/2024	03/01/2030	Financial Services	9.48%	3M SOFR+575	2,924	2,902	2,924
PCS MIDCO, Inc. - Unfunded Term Loan - Third Amendment (7)	03/01/2024	03/24/2028	Financial Services	—	—	1,734	-	13
PCS MIDCO, Inc. - Unfunded Revolver (7)	03/01/2024	03/01/2030	Financial Services	—	—	1,762	-	-
PD Tri-State Holdco, LLC - Unfunded Term Loan (7)	10/14/2025	10/14/2027	Diversified Consumer Services	—	—	4,140	-	94
PD Tri-State Holdco, LLC - Unfunded Revolver (7)	10/14/2025	10/15/2030	Diversified Consumer Services	—	—	276	-	-
Peninsula Pacific Entertainment, LLC	08/15/2025	10/01/2032	Gaming	8.60%	3M SOFR+475	6,481	6,434	6,481
PN Buyer, Inc. - Unfunded Term Loan (7)	07/31/2025	08/02/2027	Business Services	—	—	2,591	-	(13)
PN Buyer, Inc. - Funded Revolver	07/31/2025	07/31/2031	Business Services	8.08%	3M SOFR+450	405	405	401
PN Buyer, Inc. - Unfunded Revolver (7)	07/31/2025	07/31/2031	Business Services	—	—	243	-	(2)
Podean Buyer, LLC - Unfunded Revolver (7)	08/04/2025	08/04/2031	Marketing Services	—	—	796	-	-
Project Granite Buyer, Inc. - Unfunded Term Loan (7)	12/31/2024	12/31/2026	Business Services	—	—	554	-	12
Project Granite Buyer, Inc. - Unfunded Revolver (7)	12/31/2024	12/31/2030	Business Services	—	—	923	-	12
Puget Collision, LLC	10/03/2025	10/03/2030	Auto Sector	8.48%	3M SOFR+475	20,403	20,285	20,097
Puget Collision, LLC - Unfunded Term Loan (7)	10/03/2025	10/01/2027	Auto Sector	—	—	15,265	-	(134)
Puget Collision, LLC - Funded Revolver	10/03/2025	10/03/2030	Auto Sector	8.42%	3M SOFR+475	3,248	3,248	3,199
Puget Collision, LLC - Unfunded Revolver (7)	10/03/2025	10/03/2030	Auto Sector	—	—	812	-	(12)
Radius Aerospace, Inc. - Funded Revolver	11/14/2022	03/29/2027	Aerospace and Defense	9.57%	3M SOFR+590	336	336	335
Radius Aerospace, Inc. - Unfunded Revolver (7)	11/14/2022	03/29/2027	Aerospace and Defense	—	—	1,893	-	(9)
Rancho Health MSO, Inc. - Unfunded Term Loan (7)	09/27/2021	09/30/2026	Healthcare, Education and Childcare	—	—	1,954	-	8
Rancho Health MSO, Inc. - Unfunded Revolver (7)	09/27/2021	06/20/2029	Healthcare, Education and Childcare	—	—	2,675	-	-
Real Life Intermediate Holdings, LLC - Unfunded Term Loan (7)	01/16/2026	01/16/2028	Buildings and Real Estate	—	—	1,482	-	19
Real Life Intermediate Holdings, LLC - Unfunded Revolver (7)	01/16/2026	01/16/2031	Buildings and Real Estate	—	—	148	-	(1)
Riverpoint Medical, LLC - Unfunded Revolver (7)	06/19/2019	06/21/2027	Healthcare, Education and Childcare	—	—	364	-	-
Ro Health, LLC - Unfunded Revolver (7)	01/16/2025	01/17/2031	Healthcare Providers & Services	—	—	4,193	-	-
Rosco Parent, LLC - Funded Revolver	10/03/2025	09/12/2031	Business Services	8.42%	3M SOFR+475	1,146	1,146	1,146
Rosco Parent, LLC - Unfunded Revolver (7)	09/12/2025	09/12/2031	Business Services	—	—	187	-	-
Route 66 Development	01/28/2025	01/24/2031	Gaming	12.64%	3M SOFR+900	18,000	17,684	18,360
RRA Corporate, LLC	08/15/2024	08/15/2029	Business Services	8.98%	3M SOFR+525	6,785	6,730	6,514
RRA Corporate, LLC - Unfunded Term Loan (7)	08/15/2024	08/17/2026	Business Services	—	—	3,337	-	(100)
RRA Corporate, LLC - Funded Revolver	08/15/2024	08/15/2029	Business Services	8.99%	3M SOFR+525	2,676	2,676	2,569
RRA Corporate, LLC - Unfunded Revolver (7)	08/15/2024	08/15/2029	Business Services	—	—	472	-	(19)
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (7)	05/03/2024	05/03/2029	Consumer Products	—	—	5,422	-	(27)
Rural Sourcing Holdings, Inc. - Funded Revolver	06/08/2023	06/15/2029	Business Services	9.45%	3M SOFR+575	487	487	343
Rural Sourcing Holdings, Inc. - Unfunded Revolver (7)	06/08/2023	06/15/2029	Business Services	—	—	373	-	(110)
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (7)	10/31/2024	10/31/2030	Government Services	—	—	1,684	-	-
Safe Haven Defense US, LLC	05/23/2024	05/23/2029	Building Materials	9.16%	3M SOFR+550	3,887	3,848	3,799
Safe Haven Defense US, LLC - Funded Revolver	05/23/2024	05/23/2029	Building Materials	11.25%	3M SOFR+450	156	156	152
Safe Haven Defense US, LLC - Unfunded Revolver (7)	05/23/2024	05/23/2029	Building Materials	—	—	958	-	(22)
Sath Industries, LLC - Unfunded Revolver (7)	12/17/2024	12/17/2029	Event Services	—	—	1,300	-	-
Schlesinger Global, LLC	07/02/2019	03/31/2027	Business Services	9.99%	3M SOFR+635	2,602	2,602	2,472
				(PIK 5.85%)
Schlesinger Global, LLC - Funded Revolver	07/02/2019	03/31/2027	Business Services	9.99%	3M SOFR+635	34	34	33
				(PIK 5.85%)
Schlesinger Global, LLC - Unfunded Revolver (7)	07/02/2019	03/31/2027	Business Services	—	—	9	-	-
SCP Clinical Research Intermediate Holdings, LLC	01/02/2026	01/02/2032	Healthcare, Education and Childcare	8.39%	3M SOFR+475	571	568	568
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Term Loan (7)	01/02/2026	12/31/2027	Healthcare, Education and Childcare	—	—	3,168	-	-
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Revolver (7)	01/02/2026	01/02/2032	Healthcare, Education and Childcare	—	—	1,395	-	(7)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Conglomerate Service	8.98%	3M SOFR+525	3,300	3,276	3,201
Seacoast Service Partners NA, LLC - Unfunded Term Loan (7)	12/20/2024	12/21/2026	Diversified Conglomerate Service	—	—	2,087	-	(44)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Conglomerate Service	8.92%	3M SOFR+525	1,220	1,220	1,183
Seacoast Service Partners NA, LLC - Unfunded Revolver (7)	12/20/2024	12/20/2029	Diversified Conglomerate Service	—	—	136	-	(4)
Seaway Buyer, LLC	06/08/2022	06/13/2029	Chemicals, Plastics and Rubber	10.85%	3M SOFR+715	4,746	4,710	4,747
Seaway Buyer, LLC - Funded Revolver	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	10.85%	3M SOFR+715	2,997	2,997	2,997
Seaway Buyer, LLC - Unfunded Revolver (7)	06/08/2022	06/13/2028	Chemicals, Plastics and Rubber	—	—	208	-	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Shiftkey, LLC	06/17/2022	06/21/2027	Business Services	9.68%	3M SOFR+601	16,521	16,470	15,446
				(PIK 0.50%)
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	Telecommunications	10.14%	3M SOFR+640	7,021	6,976	6,951
Sigma Defense Systems, LLC - Unfunded Term Loan (7)	11/30/2021	12/20/2027	Telecommunications	—	—	4,250	-	-
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	Telecommunications	9.98%	3M SOFR+625	1,701	1,701	1,684
Sigma Defense Systems, LLC - Unfunded Revolver (7)	11/30/2021	12/20/2027	Telecommunications	—	—	1,984	-	(20)
Spendmend Holdings, LLC - Unfunded Term Loan (7)	02/25/2022	11/25/2026	Business Services	—	—	1,050	-	5
Spendmend Holdings, LLC - Funded Revolver	02/25/2022	03/01/2028	Business Services	8.88%	3M SOFR+515	234	234	234
Spendmend Holdings, LLC - Unfunded Revolver (7)	02/25/2022	03/01/2028	Business Services	—	—	1,168	-	-
STG Distribution, LLC - First Out New Money Term Loans (10)	10/03/2024	10/03/2029	Transportation	—	—	4,535	4,157	4,081
STG Distribution, LLC - Second Out Term Loans (10)	10/03/2024	10/03/2029	Transportation	—	—	10,241	$5,654	$-
STG Distribution, LLC - DIP Commitment	10/03/2024	07/14/2026	Transportation	PIK 8.00%	—	2,982	2,955	2,982
SV-Aero Holdings, LLC - Unfunded Term Loan (7)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	3,562	-	18
System Planning and Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	8.48%	3M SOFR+475	1,957	1,952	1,952
System Planning and Analysis, Inc. - Unfunded Term Loan (7)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	589	-	1
System Planning and Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	10.50%	3M SOFR+375	1,747	1,747	1,742
System Planning and Analysis, Inc. - Unfunded Revolver (7)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	2,969	-	(7)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2024	01/23/2029	Media	10.23%	3M SOFR+650	8,798	8,744	8,380
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2024	01/23/2029	Media	12.25%	3M SOFR+550	1,311	1,311	1,249
The Vertex Companies, LLC - Funded Revolver	08/25/2021	08/31/2028	Business Services	8.74%	3M SOFR+510	1,587	1,587	1,572
The Vertex Companies, LLC - Unfunded Revolver (7)	08/25/2021	08/31/2028	Business Services	—	—	2,381	-	(24)
TMII Enterprises, LLC - Unfunded Revolver (7)	12/19/2022	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
Transgo, LLC - Unfunded Revolver (7)	12/29/2023	12/29/2028	Machinery	—	—	3,149	-	(24)
Walker Edison Furniture Company, LLC - New Money DIP	03/01/2023	03/01/2029	Home and Office Furnishings, Housewares and Durable Consumer Products	10.00%	—	583	583	607
Wash & Wax Systems, LLC	10/20/2021	04/28/2028	Auto Sector	PIK 9.16%	3M SOFR+550	1,255	1,269	1,280
Wash & Wax Systems, LLC - Funded Revolver	10/20/2021	04/28/2028	Auto Sector	9.23%	3M SOFR+550	419	419	419
Wash & Wax Systems, LLC - Unfunded Revolver (7)	10/20/2021	04/28/2028	Auto Sector	—	—	210	-	-
Watchtower Buyer, LLC - Funded Revolver	11/29/2023	12/03/2029	Electronics	9.73%	3M SOFR+600	2,730	2,726	2,703
Watchtower Buyer, LLC - Unfunded Revolver (7)	11/29/2023	12/03/2029	Electronics	—	—	3,570	-	(36)
Watterson Renewalco Holdings, LLC	06/13/2022	07/02/2029	Business Services	PIK 6.00%	3M SOFR+600	634	634	634
Watterson Renewalco Holdings, LLC - Unfunded Revolver (7)	06/13/2022	07/02/2029	Business Services	—	—	58	-	-
Total First Lien Secured Debt							392,771	371,031
Second Lien Secured Debt - 3.5% of Net Assets
Burgess Point Purchaser Corporation	07/26/2022	07/28/2030	Auto Sector	12.76%	3M SOFR+910	8,000	7,779	8,000
ENC Parent Corporation	08/06/2021	08/19/2029	Business Services	11.49%	3M SOFR+776	7,500	7,463	6,806
Total Second Lien Secured Debt							15,242	14,806
Subordinate Debt/Corporate Notes - 10.7% of Net Assets
Beacon Behavioral Holdings, LLC	06/21/2024	06/21/2030	Healthcare, Education and Childcare	PIK 15.00%	—	6,650	6,595	6,650
Gauge Schlesinger Coinvest, LLC	07/02/2019	09/30/2027	Business Services	10.66%	3M SOFR+700	1	1	3
Northwinds Topco, Inc.	08/16/2024	10/30/2029	Consumer Services	PIK 15.00%	—	13,308	13,235	13,175
Northwinds Topco, Inc. - Unfunded Term Loan (7)	08/16/2024	10/30/2029	Consumer Services	—	—	3,500	-	(35)
ORL Holdco, Inc. - Convertible Notes	08/02/2024	03/08/2028	Business Services	18.00%	—	7	7	-
ORL Holdco, Inc. - Unfunded Convertible Notes (7)	08/02/2024	03/08/2028	Business Services	—	—	6	-	(6)
OSP Embedded Aggregator, LP - Convertible Note	11/06/2024	05/08/2030	Aerospace and Defense	12.00%	—	24	237	292
Puget Collision Holdings, LLC	10/03/2025	04/03/2031	Auto Sector	15.00%	—	655	648	648
StoicLane, Inc. - Convertible Notes	08/15/2024	08/16/2027	Business Services	12.00%	—	1,223	1,224	1,315
United Land Services Intermediate Parent Holdings, LLC	07/12/2024	12/23/2026	Environmental Services	PIK 14.75%	—	22,934	22,713	22,934
Wash & Wax Systems, LLC	10/20/2021	07/30/2028	Auto Sector	PIK 12.00%	—	887	889	887
Total Subordinate Debt							45,549	45,863
Preferred Equity/Partnership Interests - 5.4% of Net Assets (6)
Accounting Platform Blocker, Inc.	08/09/2024		Financial Services			356,200	356	530
Ad.net Holdings, Inc.	05/04/2021		Media			2,662	266	97
AFC Acquisitions, Inc. (F-2 Series) (9)	12/07/2023		Distribution			490	749	623
AFC Acquisitions, Inc. (G-2 Series) (9)	12/07/2023		Distribution			11	18	15
AFC Acquisitions, Inc. (H-2 Series) (9)	12/07/2023		Distribution			6	12	10
AFC Acquisitions, Inc. (I-2 Series) (9)	12/07/2023		Distribution			6	12	9
AFC Acquisitions, Inc. (J-2 Series) (9)	12/07/2023		Distribution			10	20	15
AFC Acquisitions, Inc. (K-2 Series) (9)	12/07/2023		Distribution			23	44	31
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media			1,135	1,135	967
BioDerm Holdings, LP	01/30/2023		Healthcare, Education and Childcare			1,312	1,312	1,188
Cartessa Aesthetics, LLC (9)	06/01/2022		Distribution			3,562,500	3,563	12,086
Connatix Parent, LLC	07/08/2021		Media			7,967	8	11
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Consello Pacific Aggregator, LLC (9)	10/02/2023		Business Services			782,891	743	752
C5MI Holdco, LLC (9)	07/31/2024		Business Services			104,000	104	108
Gauge Schlesinger Coinvest, LLC - Class A-2	05/24/2023		Business Services			1	1	-
EvAL Home Health Solutions, LLC (9)	05/10/2024		Healthcare, Education and Childcare			272,771	453	486
Five Star Parent Holdings, LLC - Class P	07/09/2025		Leisure, Amusement, Motion Pictures, Entertainment			384	38	32
Hancock Claims Consultants Investors, LLC - Class A (9)	04/30/2024		Insurance			116,588	76	-
Harvest Group Topco Intermediate, LLC	03/02/2026		Media			587	587	574
HPA SPQ Aggregator, LP	06/08/2023		Business Services			52,353	52	-
Imagine Topco, LP Preferred	11/04/2021		Business Services	8.00%		743,826	744	886
KL Stockton Intermediate, LLC (9)	03/27/2026		Personal, Food and Miscellaneous Services			24,414	24	366
Knexus Holdco, LLC (9)	01/14/2026		Business Services			40,942	41	41
LEC Elektrik Holdings Topco, LP	05/29/2026		Electronics			214,286	214	214
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector			1,545	1,545	51
Magnolia Topco, LP - Class A-1 (9)	07/25/2023		Auto Sector			530	530	387
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector			1,018	643	4
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics			5,349	535	563
NORA Parent Holdings, LLC (9)	01/27/2026		Healthcare, Education and Childcare			265	116	162
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense			422	422	251
ORL Holdco, Inc.	09/01/2021		Business Services			575	57	-
Podean Intermediate II, LLC	08/04/2025		Marketing Services			287	287	274
RTIC Parent Holdings, LLC - Class A-1 (9)	05/03/2024		Consumer Products			5	5	-
RTIC Parent Holdings, LLC - Class C (9)	05/03/2024		Consumer Products			10,624	701	1,722
RTIC Parent Holdings, LLC - Class D (9)	05/03/2024		Consumer Products			11,276	$113	$176
SP L2 Holdings, LLC	11/04/2021		Consumer Products			331,229	81	-
SP L2 Holdings, LLC - Unfunded (7)	11/04/2021		Consumer Products			189,274	-	(46)
TBG Acquisitions	06/12/2026		Business Services			19	19	19
TPC Holding Company, LP	12/04/2019		Food			219	219	254
TWD Parent Holdings, LLC	08/25/2021		Business Services			33	33	51
Watterson Renewalco Holdings, LLC	06/13/2022		Business Services			403	215	215
Total Preferred Equity/Partnership Interests							16,093	23,124
Common Equity/Partnership Interests/Warrants - 25.8% of Net Assets (6)
A1 Garage Equity, LLC (9)	12/19/2022		Personal, Food and Miscellaneous Services			2,193,038	2,193	5,477
ACP Big Top Holdings, LP	02/29/2024		Manufacturing/Basic Industry			773,800	744	1,675
Ad.net Holdings, Inc.	05/04/2021		Media			2,958	30	-
Advantage Distribution Holdings Investco, LLC	05/18/2026		Distribution			29,358	37	37
Aechelon InvestCo, LP	08/16/2024		Aerospace and Defense			10,537	-	1,979
Aechelon InvestCo, LP - Unfunded (7)	08/16/2024		Aerospace and Defense			11,312	-	-
Aftermarket Drivetrain Products Holdings, LLC	12/29/2023		Machinery			1,645	1,645	3,816
AG Investco (9)	11/05/2018		Business Services			7,785	805	23
AG Investco - Unfunded (7), (9)	11/05/2018		Business Services			1,948	-	(189)
AMCSI Crash Co-Invest, LP	07/28/2022		Auto Sector			24,898	2,490	3,897
AMCSI Crash Co-Invest, LP - Unfunded (7)	07/28/2022		Auto Sector			5,102	-	-
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	05/21/2019		Media			1,135	-	-
APT Holdings, LLC (9)	09/29/2025		Healthcare, Education and Childcare			384,799	519	768
Athletico Holdings, LLC (9)	02/04/2022		Healthcare, Education and Childcare			9,357	10,000	-
Azureon, LLC (9)	06/26/2024		Diversified Conglomerate Service			620,298	620	436
BioDerm, Inc.	09/09/2024		Healthcare, Education and Childcare			1,312	-	-
Burgess Point Holdings, LP	07/21/2022		Auto Sector			764	777	743
Carnegie HoldCo, LLC (9)	02/07/2024		Education			1,680,300	1,603	1,378
Carisk Parent, LP	11/27/2023		Healthcare, Education and Childcare			204,455	204	305
Connatix Parent, LLC	07/08/2021		Media			273,207	632	122
Cowboy Parent LLC	09/12/2018		Distribution			27,778	3,015	3,049
Crane 1 Acquisition Parent Holdings, LP	08/11/2021		Personal, Food and Miscellaneous Services			113	104	178
C5MI Holdco, LLC (9)	07/31/2024		Business Services			754,200	754	1,161
Delta InvestCo, LP (9)	12/16/2020		Telecommunications			6,244	866	1,405
Delta InvestCo, LP - Unfunded (7), (9)	12/16/2020		Telecommunications			2,274	-	-
Duggal Acquisition, LLC	09/30/2024		Marketing Services			314	314	253
EDS Topco, LP	12/19/2022		Aerospace and Defense			937,500	938	1,215
Events Buyer, LLC	12/17/2024		Event Services			536,267	536	620
Exigo, LLC	03/10/2022		Business Services			1,458,333	1,458	-
FedHC InvestCo, LP (9)	08/26/2021		Aerospace and Defense			15,975	545	1,498
FedHC InvestCo, LP - Unfunded (7), (9)	08/26/2021		Aerospace and Defense			2,466	-	-
FedHC InvestCo II, LP (9)	12/23/2021		Aerospace and Defense			21,817	2,303	2,173
First Medical Holdings, LLC (9)	06/13/2025		Healthcare, Education and Childcare			45,000	450	248
Five Star Parent Holdings, LLC	02/21/2023		Leisure, Amusement, Motion Pictures, Entertainment			655,714	656	-
GALT Intermediate, LLC	03/27/2026		Aerospace and Defense			105	105	105
Gauge APHIX Blocker, LLC	07/16/2025		Business Services			489,789	490	489
Gauge ETE Blocker, LLC	05/24/2023		Personal, Food and Miscellaneous Services			374,444	374	374
Gauge Lash Coinvest, LLC	12/04/2019		Consumer Products			889,376	136	1,550

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Gauge Lash Coinvest, LLC - Class AA	12/04/2019		Consumer Products			64,967	351	113
Gauge Lash Coinvest, LLC - Class AAA	12/04/2019		Consumer Products			277,049	464	483
Gauge Loving Tan, LP	05/25/2023		Consumer Products			543,562	544	670
Gauge Schlesinger Coinvest, LLC	04/22/2020		Business Services			9	10	2
GCP Boss Holdco, LLC	12/27/2024		Conglomerate Manufacturing			1,045,100	1,045	1,463
GMP Hills, LP	11/02/2023		Distribution			3,747,470	3,747	6,333
Hancock Claims Consultants Investors, LLC (9)	12/23/2020		Insurance			450,000	450	-
Harvest Group Topco Intermediate, LLC	03/02/2026		Media			587	-	-
HPA SPQ Aggregator, LP	06/08/2023		Business Services			750,399	750	-
Icon Partners V C, LP	12/20/2021		Business Services			1,201,283	1,201	1,089
Icon Partners V C, LP - Unfunded (7)	12/20/2021		Business Services			298,717	-	(28)
IHS Parent Holdings, LP	12/21/2022		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,449
Imagine Topco, LP	11/04/2021		Business Services			743,826	-	-
Infogroup Parent Holdings, Inc.	05/31/2023		Other Media			181,495	2,040	668
Integrity Health Intermediate, LLC (9)	02/02/2026		Healthcare, Education and Childcare			20,000	200	215
ITC Infusion Co-invest, LP (9)	02/16/2022		Healthcare, Education and Childcare			162,445	1,720	3,157
Kinetic Purchaser, LLC - Class A	11/08/2021		Consumer Products			1,308,814	1,309	-
Kinetic Purchaser, LLC - Class AA	11/08/2021		Consumer Products			115,688	135	-
KL Stockton Co-Invest, LP (9)	07/16/2021		Personal, Food and Miscellaneous Services			382,353	386	-
Knexus Holdco, LLC (9)	01/14/2026		Business Services			105,311	105	100
LJ Avalon, LP	01/18/2023		Environmental Services			851,087	851	1,557
Lorient Peregrine Investments, LP	11/18/2022		Business Services			335,590	4,530	933
Magnolia Topco, LP - Class A (9)	07/25/2023		Auto Sector			1,545,460	-	-
Magnolia Topco, LP - Class B (9)	07/25/2023		Auto Sector			1,017,840	$-	$-
Marketplace Events Holdings, LP	12/19/2024		Media			14,640	1,464	2,866
Marwood Group Buyer, LLC	04/01/2026		Healthcare, Education and Childcare			137,363	137	137
MDI Aggregator, LP	07/19/2022		Chemicals, Plastics and Rubber			31,904	3,237	3,531
Meadowlark Title, LLC (9)	12/09/2021		Business Services			815,385	802	90
Megawatt Acquisition Partners, LLC - Class A	06/28/2024		Electronics			594	59	-
Municipal Emergency Services, Inc.	09/28/2021		Distribution			3,920,145	3,984	7,997
NEPRT Parent Holdings, LLC (9)	01/27/2021		Consumer Products			1,299	1,250	584
New Insight Holdings, Inc.	07/15/2024		Business Services			1,157	20	12
New Medina Health, LLC (9)	10/16/2023		Healthcare, Education and Childcare			1,429,480	1,429	2,642
NFS - CFP Holdings, LLC	09/13/2024		Business Services			662,983	663	875
NORA Parent Holdings, LLC (9)	08/22/2023		Healthcare, Education and Childcare			1,257	1,248	186
North Haven Saints Equity Holdings, LP (9)	02/25/2022		Business Services			351,553	352	341
Northwinds Services Group, LLC	08/16/2024		Consumer Services			840,000	1,680	1,636
NXOF Holdings, Inc.	02/26/2019		Aerospace and Defense			8,188	108	-
OceanSound Discovery Equity, LP	03/28/2024		Aerospace and Defense			119,966	1,200	1,256
OES Co-Invest, LP - Class A	05/31/2024		Diversified Conglomerate Service			840	851	945
OHCP V BC COI, LP	12/13/2021		Distribution			707,209	707	438
OHCP V BC COI, LP - Unfunded (7)	12/13/2021		Distribution			42,791	-	(16)
ORL Holdco, Inc.	09/01/2021		Business Services			638	6	-
OSP Embedded Aggregator, LP	12/11/2023		Aerospace and Defense			871	871	1,070
OSP PAR Holdings, LP	09/03/2024		Healthcare, Education and Childcare			1,806	1,812	1,093
Paving Parent, LLC (9)	07/01/2025		Business Services			1,166	1,166	1,550
PCS Parent, LP	03/01/2024		Financial Services			421,304	421	379
PennantPark-TSO Senior Loan Fund II, LP (11)	01/07/2022		Financial Services			8,115,794	8,116	4,954
PN Buyer, Inc.	07/31/2025		Business Services			813,376	813	602
PLB Brands, LLC	03/25/2026		Textiles, Apparel & Luxury Goods			55,839	56	56
Podean Intermediate II, LLC	08/04/2025		Marketing Services			287	-	-
Project Granite Holdings, LLC	12/31/2024		Business Services			369	146	249
Puget Collision Holdings, LLC (9)	10/03/2025		Auto Sector			91	327	333
Quad (U.S.) Co-Invest, LP	10/03/2022		Business Services			2,607,587	2,608	4,242
QuantiTech InvestCo, LP (9)	05/01/2020		Aerospace and Defense			696	-	98
QuantiTech InvestCo, LP - Unfunded (7), (9)	05/01/2020		Aerospace and Defense			1,667	-	-
QuantiTech InvestCo II, LP (9)	05/01/2020		Aerospace and Defense			40	12	7
Real Life Intermediate, LLC	01/16/2026		Buildings and Real Estate			173,571	259	257
RFMG Parent, LP	12/16/2020		Healthcare, Education and Childcare			1,050,000	1,050	1,677
Ro Health Holdings, Inc.	01/16/2025		Healthcare Providers & Services			289,700	290	547
Rosco Topco, LLC	09/09/2025		Business Services			701,149	701	869
Sabel InvestCo, LP (9)	10/31/2024		Government Services			32,771	830	1,231
Sabel InvestCo, LP - Unfunded (7), (9)	10/31/2024		Government Services			47,957	-	-
Safe Haven Defense Holdco, LLC - Class A-1 (9)	05/23/2024		Building Materials			23	227	55
Safe Haven Defense Holdco, LLC - Class A-2	05/23/2024		Building Materials			2	17	4
Seacoast Service Partners NA, LLC	12/20/2024		Diversified Conglomerate Service			274	351	236
Seaway Topco, LP	06/08/2022		Chemicals, Plastics and Rubber			2,981	2,981	-
SP DXE Holdings, LLC (9)	10/01/2025		Electronics			553,592	554	775
SP L2 Holdings, LLC	11/04/2021		Consumer Products			129,370,318	917	-
StellPen Holdings, LLC	08/17/2021		Media			153,846	154	126
TAC LifePort Holdings, LLC (9)	02/24/2021		Aerospace and Defense			254,206	239	455
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost		Fair Value (3)
TCG 3.0 Jogger Co-Invest, LP	01/22/2024		Media			6,475	1,252		408
Tinicum Space Coast Co-Invest, LLC (9)	12/06/2023		Aerospace and Defense			216	2,127		2,443
SV-Aero Holdings, LLC (9)	10/29/2024		Aerospace and Defense			54	199		637
Tower Arch Infolinks Media, LP (9)	10/27/2021		Media			581,749	181		163
Tower Arch Infolinks Media, LP - Unfunded (7), (9)	10/27/2021		Media			280,757	-		(202)
TPC Holding Company, LP	12/04/2019		Food			11,527	12		-
TWD Parent Holdings, LLC	08/25/2021		Business Services			670	3		10
United Land Services Holdings, LLC	07/12/2024		Environmental Services			184,049	600		568
UniVista Insurance (9)	06/14/2021		Business Services			400	-		72
Wash & Wax Systems, LLC (9)	04/30/2025		Auto Sector			514	917		151
Watchtower Holdings, LLC (9)	11/29/2023		Electronics			12,419	1,242		1,268
WCP Ivyrehab Coinvestment, LP (9)	06/27/2022		Healthcare, Education and Childcare			204	208		305
WCP Ivyrehab QP CF Feeder, LP (9)	06/27/2022		Healthcare, Education and Childcare			3,651	3,853		5,457
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	06/27/2022		Healthcare, Education and Childcare			188	-		-
White Tiger Newco, LLC	07/31/2025		Leisure, Amusement, Motion Pictures, Entertainment			4,833	369		-
Watterson Renewalco Holdings, LLC	06/13/2022		Business Services			403	-		-
Kentucky Racing Holdco, LLC (Warrants) (9)	04/16/2019		Hotels, Motels, Inns and Gaming			161,252	-		1,799
Total Common Equity/Partnership Interests/Warrants							111,477		110,453
US Government Securities - 62.9% of Net Assets
U.S. Treasury Bill (5)	06/30/2026	07/28/2026	Short-Term U.S. Government Securities	3.61%	—	270,000	269,308		269,266
Total US Government Securities							269,308		269,266
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							850,440		834,543
Investments in Non-Controlled, Affiliated Portfolio Companies - 0.0% of Net Assets (1), (2)
Preferred Equity/Partnership Interests - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2025		Environmental Services			918	$918		$-
Cascade Environmental Holdings, LLC - Series B	02/19/2025		Environmental Services			5,887,236	32,791		-
Total Preferred Equity/Partnership Interests							33,709		—
Common Equity/Partnership Interests/Warrants - 0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	02/19/2015		Environmental Services			7,444,347	2,852		-
Total Common Equity/Partnership Interests/Warrants							2,852		—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							36,561		-
Investments in Controlled, Affiliated Portfolio Companies - 83.8% (1), (2)
First Lien Secured Debt - 12.5% of Net Assets
AKW Holdings Limited (8), (11)	03/07/2018	03/15/2027	Healthcare, Education and Childcare	10.85%	3M SOFR+700	GBP 36,500	49,927		48,445
Pragmatic Institute, LLC (10)	07/05/2022	03/28/2030	Business Services	—	—	15,972	14,897		5,071
Total First Lien Secured Debt							64,824		53,516
Subordinated Debt - 38.2% of Net Assets
Flock Financial, LLC (11)	04/19/2024	10/19/2027	Financial Services	12.50%	—	23,031	23,031		23,031
PennantPark Senior Loan Fund, LLC (11)	07/31/2020	07/31/2027	Financial Services	11.66%	3M SOFR+800	140,287	140,287		140,287
Total Subordinated Debt							163,318		163,318
Preferred Equity - 6.2% of Net Assets (6)
Flock Financial Class A (11)	04/19/2024		Financial Services			2,047,727	7,313		17,967
Flock Financial Class B (9), (11)	04/19/2024		Financial Services			5,409,091	19,318		8,679
Total Preferred Equity							26,631		26,646
Common Equity - 26.9% of Net Assets (6)
AKW Holdings Limited - Class A (8), (11)	03/07/2018		Healthcare, Education and Childcare			933	131		54,573
AKW Holdings Limited - Class B (8), (11)	03/07/2018		Healthcare, Education and Childcare			13	124		814
AKW Holdings Limited - Class C (8), (11)	03/07/2018		Healthcare, Education and Childcare			13	146		962
AKW Holdings Limited - Class D (8), (11)	03/07/2018		Healthcare, Education and Childcare			70	2,684		4,649
AKW Holdings Limited - Class E (8), (11)	03/07/2018		Healthcare, Education and Childcare			67	974		2,532
PennantPark Senior Loan Fund, LLC (11)	07/31/2020		Financial Services			82,176,579	82,358		51,619
Pragmatic Institute, LLC	03/28/2025		Business Services			480	-		-
Total Common Equity							86,417		115,149
Total Investments in Controlled, Affiliated Portfolio Companies							341,190		358,629
Total Investments - 278.8% of Net Assets (12), (13)							1,228,191		1,193,172
Cash Equivalents - 2.7% of Net Assets
BlackRock Federal Fund - Class: Institutional Shares - Money Market Fund				3.52%			11,542		11,542
Total Cash Equivalents							11,542		11,542
Cash - 6.5% of Net Assets
Non-Money Market Cash							27,710		27,710
Total Cash							27,710		27,710
Total Investments, Cash Equivalents, and Cash - 287.9%							$1,267,443		$1,232,424
Liabilities in Excess of Other Assets - (187.9)%								`	(804,392)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) - continued

June 30, 2026

(In thousands, except share data)th

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Net Assets - 100%								$428,032

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P”, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(5)
The security was valued by using the pricing service which utilize broker-supplied prices.
(6)
Non-income producing securities.
(7)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(8)
Non-U.S. company or principal place of business located in The Isle of Man. Total cost, fair value, and percentage of Net Assets for the Isle of Man was $54.0 million, $112.0 million, and 26.2%.
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Non-accrual security.
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2026, qualifying assets represent 72% of the Company’s total assets and non-qualifying assets represent 28% of the Company’s total assets.
(12)
All investments are in US Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,174.2 million, $1,081.2 million, and 252.6%
(13)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P”, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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

JUNE 30, 2026

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

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% The 2026 Notes were repaid in full on May 1, 2026. Prior to such repayment, interest on the 2026 Notes was paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate was 4.62%. The maturity date of the 2026 Notes was May 1, 2026. The 2026 Notes were our general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes were effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

In January 2022, we formed PennantPark-TSO Senior Loan Fund II, LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and a $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of June 30, 2026, our capital commitment of $15.0 million was 100% funded and we held 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

JUNE 30, 2026

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2026, we had four portfolio companies on non-accrual status, representing 2.5% of overall portfolio on a cost and 0.8% fair value basis. As of September 30, 2025, we had four portfolio companies on non-accrual status, representing 1.3% and 0.1% of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and nine months ended June 30, 2026, we recorded a provision for taxes on net investment income of $0.2 million and $1.3 million respectively, which pertains to U.S. federal excise tax. For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income $0.7 million and $1.9 million respectively, which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2026, the Company recognized a provision for taxes of less than $(0.1) and less than $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes less than $(0.1) million and $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2026, the Company recognized a provision for taxes of zero and zero, on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes of zero and zero on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and nine months ended June 30, 2026, the Taxable Subsidiary did not make any federal tax payments. As of June 30, 2026, we did not have a state or local tax liability.

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

During the three and nine months ended June 30, 2026 and 2025, we did not issue any shares under the ATM program.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

30, 2026, we recorded base management fees of $3.5 million and $11.0 million, respectively. For the three and nine months ended June 30, 2025, we recorded base management fees of $3.9 million and $12.2 million, respectively.

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

For the three and nine months ended June 30, 2026, we recorded an incentive fee of $1.9 million and $3.9 million, respectively, related to incentive fees on net investment income. For the three and nine months ended June 30, 2025, we recorded an incentive fee of $2.5 million and $7.7 million, respectively, related to incentive fees on net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2026 and 2025, we did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2026 and 2025, we did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2026. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2026, we recorded $0.4 and $1.1 million, respectively, for the services described above. For the three and nine months ended June 30, 2025, we recorded $0.4 million and $1.1 million, respectively, for the services described above.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2026 and 2025.

For the three and nine months ended June 30, 2026, we sold $65.3 million and $203.4 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.6 million of net realized gains, respectively. For the three and nine months ended June 30, 2025, we sold $21.8 million and $462.8 million in investments to PSLF at fair value, and recognized less than $0.1 million and $0.9 million of net realized gains, respectively.

For the three and nine months ended June 30, 2026, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For the three and nine months ended June 30, 2025, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

As of June 30, 2026 and September 30, 2025, PNNT had a receivable from Administrator and PSLF of less than $0.1 million and $0.2 million, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company and amounts due related to trades between funds.

As of June 30, 2026 and September 30, 2025, the Company had a receivable from PSLF and PTSF II of $4.4 million and $4.7 million, respectively, presented as distribution receivable on the Consolidated Statement of Assets and Liabilities. This amount relates to divided distributions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2026, totaled $78.9 million and $306.8 million, respectively (excluding U.S. Government Securities). For the three and nine months ended June 30, 2025, purchases of investments, including PIK interest, totaled $89.6 million and $565.9 million, respectively (excluding U.S. Government Securities). Sales and repayments of investments for the three and nine months ended June 30, 2026 totaled $145.5 million and $532.1 million, respectively (excluding U.S. Government Securities). Sales and repayment of investments for the three and nine months ended June 30, 2025, totaled $132.2 and $749.0 million, respectively (excluding U.S. Government Securities).

Investments and cash and cash equivalents consisted of the following:

	June 30, 2026		September 30, 2025
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$457,595	424,547	$606,949	$582,373
U.S. Government Securities	269,308	269,266	124,809	124,788
Second lien	15,242	14,806	18,619	18,161
Subordinated debt / corporate notes	68,580	68,894	60,575	60,933
Subordinated notes in PSLF	140,287	140,287	140,287	140,287
Equity	194,821	223,753	203,291	293,218
Equity in PSLF	82,358	51,619	82,358	67,513
Total investments	1,228,191	1,193,172	1,236,888	1,287,273
Cash and cash equivalents	39,252	39,252	51,739	51,783
Total investments and cash and cash equivalents	$1,267,443	$1,232,424	$1,288,627	$1,339,056

The table below describes investments by industry classification by cost and fair value and enumerates the percentage, by fair value and total net asset value in such industries as of:

	June 30, 2026 (1)				September 30, 2025 (1)
Industry Classification	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage	Cost	Fair Value	Fair Value Percentage	Net Asset Value Percentage
Short-Term U.S. Government Securities	$269,308	$269,266	27%	63%	$124,809	$124,788	12%	27%
Healthcare, Education and Childcare	106,550	157,621	16%	36%	128,969	168,000	16%	36%
Business Services	147,900	125,591	13%	29%	195,614	184,452	17%	40%
Financial Services	72,458	69,590	7%	16%	70,403	68,959	6%	15%
Distribution	39,030	53,791	5%	13%	57,352	130,850	12%	28%
Auto Sector	51,623	49,613	5%	12%	26,621	27,826	2%	6%
Consumer Products	39,455	30,973	3%	7%	53,746	49,414	5%	11%
Aerospace and Defense	24,726	28,941	3%	7%	39,513	47,113	4%	10%
Environmental Services	60,905	25,231	3%	6%	61,588	31,238	3%	7%
Gaming	24,118	24,841	2%	6%	22,853	23,151	2%	5%
Consumer Services	20,477	20,180	2%	5%	19,067	19,319	2%	4%
Personal, Food and Miscellaneous Services	15,743	19,349	2%	5%	16,207	18,769	2%	4%
Media	18,416	17,364	2%	4%	17,477	17,434	2%	4%
Diversified Conglomerate Service	16,643	16,157	2%	4%	17,268	16,416	1%	4%
Manufacturing/Basic Industry	17,121	17,832	2%	4%	42,601	43,067	4%	9%
Chemicals, Plastics and Rubber	16,152	13,502	1%	3%	15,237	12,240	1%	3%
Electronics	10,801	10,958	1%	3%	2,507	5,485	1%	1%
Telecommunications	9,947	10,424	1%	2%	22,305	13,695	1%	3%
Buildings and Real Estate	9,277	9,292	1%	2%	12,546	12,495	1%	3%
Transportation	12,766	7,063	1%	2%	9,787	4,655	0%	1%
Building Materials	4,248	3,988	0%	1%	4,116	3,982	0%	1%
Machinery	1,645	3,792	0%	1%	1,645	3,083	0%	1%
All Other	16,237	15,907	1%	3%	52,012	53,042	6%	11%
Total	$1,005,546	$1,001,266	100%	234%	$1,014,243	$1,079,473	100%	234%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of June 30, 2026 and September 30, 2025, PSLF had total assets of $1,336.4 million and $1,315.4 million, respectively and its investment portfolio consisted of investments in 113 and 109 portfolio companies, respectively. As of June 30, 2026, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of June 30, 2026, at fair value, the largest investment in a single portfolio company in PSLF was $26.3 million and the five largest investments totaled $124.6 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2026, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of June 30, 2026, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, has entered into a $400.0 million (increased from $325.0 million in August 2024) senior secured revolving credit facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 210 basis points reduced from plus 225 basis points in June 2026, during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of June 30, 2026 and September 30, 2025 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%. As of June 30, 2026 and September 30, 2025, there were $246.0 million and $246.0 million of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of June 30, 2026 and September 30, 2025, there were $328.0 million and $328.0 million, respectively, of external 2037 Asset-Backed Debt.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2026 (Unaudited)	September 30, 2025
Total investments	$1,278,367	$1,265,901
Weighted average cost yield on income producing investments	9.5%	10.1%
Number of portfolio companies in PSLF	113	109
Largest portfolio company investment at fair value	$26,323	$24,802
Total of five largest portfolio company investments at fair value	$124,598	$121,360

Below is a listing of PSLF’s individual investments as of June 30, 2026 (par and $ in thousands)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,367.6% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	8.69%	SOFR +500	23,332	$23,103	$22,865
ACP Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.19%	SOFR +550	15,080	14,890	15,080
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	8.67%	SOFR +500	16,151	16,095	16,151
APT OPCO, LLC	12/24/25	09/30/31	Health Care Providers and Services	8.23%	SOFR +450	2,853	2,840	2,853
Ad.Net Acquisition, LLC	03/02/22	05/08/28	Media	9.99%	SOFR +626	5,397	5,392	5,370
Alpine Acquisition Corp II - Second out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.64%	SOFR +500	1,210	1,210	1,210
Alpine Acquisition Corp II - Third out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.89%	SOFR +525	1,614	1,614	1,614
Alpine Acquisition Corp II Unfunded Revolver (6), (7)	10/12/22	01/14/31	Containers, Packaging and Glass			484	-	-
Alpine Acquisition Corp II Unfunded First out DDTL (6), (7)	10/12/22	12/29/30	Containers, Packaging and Glass			121	-	-
Amsive Holdings Corporation	03/02/22	12/10/26	Media	10.13%	SOFR +640	13,695	13,664	13,695
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	12/31/27	Media	9.63%	SOFR +590	13,179	13,172	13,047
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	8.66%	SOFR +500	13,752	13,735	13,752
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.48%	SOFR +575	14,411	14,291	14,015
Argano, LLC	12/16/24	09/13/29	Business Services	9.15%	SOFR +550	20,188	20,023	19,986
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.23%	SOFR +450	12,685	12,625	12,685
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.23%	SOFR +550	24,421	24,176	24,421
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.39%	SOFR +675	18,657	18,456	18,377
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.48%	SOFR +575	19,425	19,195	19,230
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.12%	SOFR +650	8,730	8,680	8,643
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.58%	SOFR +585	25,146	25,099	24,769
Blue Cloud Pediatric Surgery Centers LLC	10/09/25	01/21/31	Health Care Providers and Services	8.64%	SOFR +500	2,475	2,452	2,456
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	8.73%	SOFR +475	5,910	5,877	5,910
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.01%	SOFR +535	6,138	5,923	5,632
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	9.73%	SOFR +600	12,737	12,606	12,737
CF512, Inc.	12/29/21	08/20/26	Media	9.85%	SOFR +619	8,972	8,977	8,972
Carisk Buyer, Inc.	02/09/24	12/03/29	Healthcare, Education and Childcare	8.48%	SOFR +500	11,283	11,206	11,340
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.14%	SOFR +550	24,791	24,521	24,605
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	9.48%	SOFR +600	20,297	20,177	20,297
Case Works, LLC	11/26/24	10/01/29	Business Services	8.98%	SOFR +525	10,357	10,300	10,201
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.23%	SOFR +450	20,673	20,588	20,673
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.14%	SOFR +750	1,935	1,935	1,935
Cornerstone Advisors of Arizona, LLC	10/09/25	05/13/32	Professional Services	8.48%	SOFR +475	5,925	5,899	5,896
CJX Borrower, LLC	08/12/22	07/13/27	Media	9.44%	SOFR +576	8,554	8,547	8,383
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	9.51%	SOFR +586	5,230	5,213	5,178
DRI Holding Inc.	08/04/22	12/21/28	Media	9.06%	SOFR +535	5,725	5,464	5,312
DRS Holdings III, Inc.	03/02/22	11/01/28	Consumer Products	8.89%	SOFR +525	4,253	4,243	4,236
DX Electric Company, LLC	12/25/25	10/01/31	Electronic Equipment, Instruments and Components	8.73%	SOFR +500	7,011	6,969	7,011
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.73%	SOFR +500	4,875	4,841	4,875
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	8.90%	SOFR +526	1,560	1,496	1,470
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.40%	SOFR +576	9,597	9,597	3,711
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.48%	SOFR +475	22,992	22,799	22,992
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	8.73%	SOFR +500	12,579	12,448	12,579
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	8.73%	SOFR +500	7,528	7,506	7,528
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.39%	SOFR +575	6,846	6,776	6,846
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	9.99%	SOFR +635	9,476	9,446	8,292
Five Star Buyer, Inc. (4)	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming			4,137	4,098	3,796
Galt Newco, LLC	07/10/26	03/29/32	Aerospace and Defense	8.92%	SOFR +525	5,646	5,615	5,611
Global Holdings InterCo, LLC	03/02/22	09/16/27	Banking, Finance, Insurance & Real Estate	9.24%	SOFR +560	6,290	6,279	6,290

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.27%	SOFR +560	3,928	3,909	3,810
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.74%	SOFR +500	11,582	11,534	11,582
HW Holdco, LLC	03/02/22	05/10/27	Media	9.48%	SOFR +585	22,863	22,810	22,863
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.33%	SOFR +560	6,029	6,029	6,029
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	8.90%	SOFR +525	24,481	24,314	24,481
Harvest Group Topco Buyer, LLC	06/15/26	03/02/32	Media	8.39%	SOFR +475	14,963	14,899	14,888
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	9.23%	SOFR +550	14,402	14,287	14,402
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	8.66%	SOFR +500	4,317	4,284	4,274
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	8.74%	SOFR +510	5,410	5,377	5,356
Impact Advisors, LLC	12/10/25	03/19/32	Health Care Technology	8.23%	SOFR +450	7,900	7,900	7,900
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	9.73%	SOFR +600	13,643	13,541	13,643
Infolinks Media Buyco, LLC	07/24/23	11/02/26	Media	9.48%	SOFR +575	13,036	13,024	12,482
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	8.98%	SOFR +525	5,910	5,877	5,821
Kinetic Purchaser, LLC (4)	07/24/23	11/10/27	Consumer Products			14,176	13,615	4,146
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.58%	SOFR +594	2,339	2,339	1,964
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.58%	SOFR +594	742	734	742
Lash OpCo, LLC	03/02/22	09/17/27	Consumer Products	10.76%	SOFR +710	21,927	21,907	21,598
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.43%	SOFR +475	15,343	15,239	15,266
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.33%	SOFR +560	8,107	7,986	8,067
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	8.74%	SOFR +510	8,180	8,157	8,180
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.42%	SOFR +475	19,575	19,457	19,575
Marketplace Events Acquisition, LLC	03/04/25	12/20/30	Media	8.99%	SOFR +525	19,471	19,330	19,471
Marwood Group Buyer, LLC		04/01/32	Healthcare and Pharmaceuticals	8.23%	SOFR +450	2,576	2,565	2,563
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.38%	SOFR +565	2,870	2,851	2,856
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	9.98%	SOFR +625	19,913	19,827	19,913
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	8.98%	SOFR +525	7,641	7,566	7,641
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	8.95%	SOFR +525	19,550	19,360	19,550
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	8.73%	SOFR +500	9,501	9,460	9,501
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	9.50%	SOFR +585	6,652	6,649	6,319
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.08%	SOFR +635	19,936	19,747	19,538
North American Rail Solutions	12/25/25	08/29/31	Road and Rail	8.48%	SOFR +475	9,950	9,913	9,801
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.48%	SOFR +575	18,783	18,673	18,783
Omnia Exterior Solutions, LLC	07/25/24	12/31/29	Diversified Conglomerate Service	8.98%	SOFR +525	17,837	17,656	17,569
One Stop Mailing, LLC (6)	06/07/23	05/07/27	Transportation	10.01%	SOFR + 636	7,568	7,528	7,568
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.48%	SOFR +575	5,155	5,104	5,155
PN Buyer, Inc.	10/09/25	07/31/31	Financial Services	8.14%	SOFR +450	3,538	3,522	3,502
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	10.10%	SOFR +625	12,675	12,546	12,675
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	8.66%	SOFR +500	9,850	9,781	9,653
PD Tri-State Holdco, LLC	12/25/25	10/14/30	Diversified Conglomerate Service	8.98%	SOFR +525	2,955	2,935	2,997
Paving Lessor Corp. First Lien -Term Loan	10/24/25	07/01/31	Commercial Services and Supplies	8.98%	SOFR +525	6,914	6,868	6,914
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.48%	SOFR +575	5,910	5,865	5,984
Puget Collision, LLC	12/24/25	10/03/30	Auto Sector	8.48%	SOFR +475	9,950	9,902	9,801
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	8.98%	SOFR +525	3,930	3,905	3,773
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.48%	SOFR +575	24,512	24,243	24,390
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	9.63%	SOFR +575	11,615	11,578	11,557
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	8.69%	SOFR +500	22,487	22,435	22,487
Real Life Intermediate Holdings, LLC		01/16/31		8.73%	SOFR +500	867	860	861
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.23%	SOFR +450	3,513	3,498	3,513
Ro Health, LLC	04/03/25	01/17/31	Health Care Providers and Services	8.23%	SOFR +450	9,233	9,183	9,233
Rosco Parent, LLC	12/24/25	09/12/31	Auto Sector	8.48%	SOFR +475	10,090	10,059	10,090
Rural Sourcing Holdings, Inc.	07/24/23	06/15/29	Professional Services	10.10%	SOFR +625	5,611	5,555	3,956
SCP Clinical Research Intermediate Holdings, LLC	04/03/26	01/02/32	Health Care Providers and Services	8.39%	SOFR +475	4,474	4,456	4,452
STG Distribution, LLC - First Out New Money Term Loans (4),(6)	10/03/24	10/03/29	Transportation			2,080	1,907	1,872
STG Distribution, LLC - Second Out Term Loans (4), (6)	10/03/24	10/03/29	Transportation			4,697	2,593	-
STG Distribution, LLC - Final Initial New Money TL (6)		07/14/26	Transportation	8.00%		1,368	1,355	1,368
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	8.41%	SOFR +475	12,876	12,829	12,876
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.64%	SOFR +600	22,071	21,984	22,071
Sath Industries, LLC	12/10/25	12/17/29	Building Products	9.48%	SOFR +575	11,057	11,057	11,057
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	8.98%	SOFR +525	4,925	4,895	4,777
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	10.85%	SOFR +715	14,831	14,702	14,831

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.13%	SOFR +640	26,589	26,469	26,323
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	8.88%	SOFR +515	10,904	10,797	10,904
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.48%	SOFR +475	16,796	16,735	16,754
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.23%	SOFR +650	9,775	9,683	9,311
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.14%	SOFR +450	14,885	14,789	14,885
TPC US Parent, LLC (6)	03/02/22	04/20/26	Food	9.58%	SOFR +590	2,102	2,102	2,102
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.74%	SOFR +510	14,369	14,317	14,225
Transgo, LLC	06/07/24	12/29/28	Auto Sector	8.89%	SOFR +525	23,558	23,401	23,377
Tyto Athene, LLC	03/02/22	04/03/28	Aerospace and Defense	8.58%	SOFR +490	11,334	11,284	11,023
Watchtower Buyer, LLC	09/19/24	12/03/29	Consumer Products	9.73%	SOFR +600	22,938	22,772	22,707
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.16%	SOFR +550	6,839	6,920	6,975
Watterson Renewalco Holdings, LLC	06/30/26	07/02/29	Consumer Products	6.00%		6,404	6,404	6,404
Watterson Renewalco Holdings, LLC - Unfunded Priority Revolving Credit (7)	06/30/26	07/02/29	Consumer Products			582	-	-

Total First Lien Secured Debt							1,287,692	1,265,504
Subordinated Debt - 5.23% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,837	4,837	4,837
Total Subordinated Debt						4,837	4,837	4,837

Equity Securities - 8.67% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity (6)	11/05/24	—	Containers, Packaging and Glass	—	—	807	4,801	3,584
Watterson Renewalco Holdings, LLC - Preferred Units (6)		—		—	—	4,075	2,170	2,170
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	1,448
48Forty Intermediate Holdings, Inc. - Common Equity (6)	11/05/24	—	Containers, Packaging and Glass	—	—	807	-	-
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	824
White Tiger Newco, LLC - Common Equity	07/31/25	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	10,805	824	-
Watterson Renewalco Holdings, LLC - Common Equity (6)		—		—	—	4,075	-	-

Total Equity Securities							15,148	8,026
Total Investments - 1,381.5% of Net Assets (3), (5)							1,307,677	1,278,367
Cash Equivalents - 22.0% of Net Assets
JP Morgan U.S. Government Money - Class: Agency Shares - Market Fund				3.50%			14,665	14,665
Goldman Sachs Financial Square Government Fund - Class: Institutional Shares - Money Market Fund				3.59%			5,445	5,445
BlackRock Federal Fund - Class: Institutional Shares - Money Market Fund				3.52%			259	259
Total Cash Equivalents							20,369	20,369
Cash - 34.5% of Net Assets
Cash							31,874	31,874
Total Cash							31,874	31,874

Total Investments, Cash Equivalents and Cash - 1,438.0% of Net Assets							$1,359,920	$1,330,610
Liabilities in Excess of Other Assets — (1,338.0)% of Net Assets								(1,238,077)
Members' Equity—100.0%								$92,533

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
(3)
As of June 30, 2026, all investments are in U.S. Companies. Total cost, fair value, and percentage of Net Assets for U.S. Companies were $1,307.7 million, $1,278.4 million and 1,381.5%.
(4)
Non-accrual security.
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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	June 30, 2026 (Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,307,677 and $1,289,319, respectively)	$1,278,367	$1,265,901
Cash equivalents (cost—$20,369 and $16,838, respectively)	20,369	16,838
Cash (cost—$31,874 and $24,147 respectively)	31,874	24,147
Interest receivable	4,243	5,271
Prepaid expenses and other assets	1,458	2,148
Due from affiliate	63	87
Receivable for investments sold	—	1,055
Total assets	1,336,374	1,315,447
Liabilities
2037 Asset-backed debt, net (par—$328,000, unamortized deferred financing cost of $1,616 and $1,887, respectively)	326,384	326,113
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $649 and $940, respectively)	245,351	245,060
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,152 and $1,434, respectively)	244,848	244,566
Credit facility payable	144,900	99,600
Subordinated notes payable to members	250,808	250,808
Interest payable on credit facility and asset backed debt	12,669	13,730
Distribution payable to members	7,500	8,000
Interest payable on subordinated notes to members	5,038	5,305
Payable for investments purchased	4,975	—
Accounts payable and accrued expenses	1,304	1,189
Due to affiliate	64	50
Total liabilities	1,243,841	1,194,421

Members' equity	92,533	121,026
Total liabilities and members' equity	$1,336,374	$1,315,447

———————————

* As of June 30, 2026 and September 30, 2025, PSLF had $1.2 million and zero of unfunded commitments to fund investments, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest	$31,093	$36,203	$95,867	$104,583
Other income	414	313	1,130	1,142
Total investment income	31,507	36,516	96,997	105,725
Expenses:
Interest expense on credit facility and asset-backed debt	15,650	17,881	47,820	50,818
Interest expense on subordinated notes to members	7,395	7,788	22,444	22,565
Administration services expense	864	1,068	2,605	2,745
General and administrative expenses	363	173	1,148	869
Expenses before debt issuance costs	24,272	26,910	74,017	76,997
Debt issuance costs	60	—	60	—
Total expenses	24,332	26,910	74,077	76,997
Net investment income	7,175	9,606	22,920	28,728
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	(6,876)	(3,416)	(22,521)	(5,542)
Net change in unrealized appreciation (depreciation) on investments	3,098	(3,439)	(5,892)	(11,743)
Net realized and unrealized gain (loss) on investments	(3,778)	(6,855)	(28,413)	(17,285)
Net increase (decrease) in members' equity resulting from operations	$3,397	$2,751	$(5,493)	$11,443

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

JUNE 30, 2026

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at June 30, 2026	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$27,772	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	369,585	Market Comparable	Market yield	7.0% - 21.6% (9.8%)
First lien	27,190	Enterprise Market Value	EBITDA multiple	0.7x - 17.8x (9.3x)
Second lien	14,806	Market Comparable	Market yield	13.8% - 16.5% (15.0%)
Subordinated debt / corporate notes	184,546	Market Comparable	Market yield	11.7% - 16.1% (12.5%)
Subordinated debt / corporate notes	24,635	Enterprise Market Value	EBITDA multiple	0.9x - 30.3x (5.4x)
Equity	218,799	Enterprise Market Value	EBITDA multiple	0.5x - 17.8x (9.7x)
Total Level 3 investments	$867,333
Debt Category ($ in thousands)
Truist Credit Facility	$309,755	Market Comparable	Market yield	5.7%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category ($ in thousands)	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$31,018	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	550,259	Market Comparable	Market yield	4.0% – 24.5% (10.1%)
First lien	1,096	Enterprise Market Value	EBITDA multiple	7.5x - 8.3x (8.1x)
Second lien	14,750	Market Comparable	Market yield	13.2% - 15.5% (14.3%)
Second lien	3,411	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	201,220	Market Comparable	Market yield	7.0% - 25.4% (13.2%)
Equity	286,210	Enterprise Market Value	EBITDA multiple	1.5x - 28.3x (9.4x)
Total Level 3 investments	$1,087,964
Debt Category ($ in thousands)
Truist Credit Facility	$425,477	Market Comparable	Market yield	4.9%

(1) The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

Our investments, cash equivalents, Truist Credit Facility, 2026 Notes, 2026 Notes-2, and 2029 Notes were categorized as follows in the fair value hierarchy as of June 30, 2026 and September 30, 2025:

	Fair value at June 30, 2026
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$648,534	$—	$—	$648,534	$—
U.S. Government Securities(3)	269,266	—	269,266	—	—
Equity investments	275,372	—	—	218,799	56,573
Total investments	1,193,172	—	269,266	867,333	56,573
Cash equivalents	11,542	11,542	—	—	—
Total investments and cash equivalents	$1,204,714	$11,542	$269,266	$867,333	$56,573
Truist Credit Facility	$309,755	$—	$—	$309,755	$—
2026 Notes-2(2)	164,573	—	164,573	—	—
2029 Notes(2)	73,607	—	73,607	—	—
Total debt	$547,935	$—	$238,180	$309,755	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), our equity investment in PSLF and PTSF II are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply ASC 825-10 to the 2026 Notes-2, and the 2029 Notes, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.
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
(2)
We elected not to apply ASC 825-10 to the 2026 Notes and the 2026 Notes-2 and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service which utilize broker-supplied prices.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2026
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$801,754	$286,210	$1,087,964
Net realized gain (loss)	(9,546)	80,098	70,552
Net change in unrealized appreciation (depreciation)	(8,473)	(58,941)	(67,414)
Purchases, PIK interest, net discount accretion and non-cash exchanges	300,483	7,676	308,159
Sales, repayments and non-cash exchanges	(435,684)	(96,244)	(531,928)
Transfers in/out of Level 3	—	—	—
Ending balance	$648,534	$218,799	$867,333
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(17,686)	$9,820	$(7,866)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

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

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2026	2025
Beginning balance (cost – $426,456 and $461,456, respectively)	$425,477	$460,361
Net change in unrealized appreciation (depreciation) included in earnings	(723)	1,023
Borrowings (1)	250,000	97,000
Repayments (1)	(375,000)	(242,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $301,456 and $316,456, respectively)	$299,754	$316,384
Temporary draws outstanding, at cost	10,000	—
Ending balance* (cost – $311,456 and $316,456, respectively)	$309,755	$316,384

(1)
Excludes temporary draws.

* The nine months ended June 30, 2026 does not foot due to rounding.

As of June 30, 2026, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$47,781	September 30, 2026	$1,639
Canadian dollar	CAD 2,800	$2,036	$1,974	July 29, 2026	$62

As of September 30, 2025, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation/ (depreciation)
British Pound	£36,000	$49,420	$48,465	December 31, 2025	$955
Canadian dollar	CAD 2,800	$2,036	$2,012	October 29, 2025	$24

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $3.9 million of expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2026, respectively. Due to that election and in accordance with GAAP, we incurred zero and $0.3 million of expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2026 Notes-2, and 2029 Notes.

For the three and nine months ended June 30, 2026, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.3) million and $0.7 million, respectively. For the three and nine months ended June 30, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(3.0) million and $(1.0) million, respectively. As of June 30, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $1.7 million and $1.0 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2026 and 2025 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2025	Gross Additions(1)	Gross Reductions	Net Realized Gains (Losses)	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2026	Interest Income	PIK Income	Dividend Income
Controlled Affiliates
AKW Holdings Limited	$88,646	$4,547	$(4,604)	$(1,073)	$24,459	$111,975	$4,016	$—	$—
Flock Financial, LLC	49,314	—	—	—	363	49,677	2,184	—	—
JF Intermediate, LLC (JF Holdings Corp.)	68,332	—	(67,546)	63,059	(63,845)	—	—	—	—
Pragmatic Institute, LLC	10,875	—	(108)	—	(5,696)	5,071	—	—	—
PennantPark Senior Loan Fund, LLC (2)	207,800	—	—	—	(15,894)	191,906	12,548	—	12,830
Total Controlled Affiliates	$424,967	$4,547	$(72,258)	$61,986	$(60,613)	$358,629	$18,748	$—	$12,830
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$4,891	$—	$—	$—	$(4,891)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$4,891	$—	$—	$—	$(4,891)	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$429,858	$4,547	$(72,258)	$61,986	$(65,504)	$358,629	$18,748	$—	$12,830

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

Name of Investment	Fair Value at September 30, 2024	Gross Additions(1)	Gross Reductions	Net Realized Gains (Losses)	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2025	Interest Income	PIK Income	Dividend/ Other Income
Controlled Affiliates
AKW Holdings Limited	$60,798	$—	$—	$—	$16,073	$76,871	$4,828	$—	$27
Flock Financial, LLC	48,839	823	—	—	2,725	52,387	1,448	823	—
JF Intermediate, LLC (JF Holdings Corp.)	90,858	512	(49,625)	—	36,714	78,459	4,282	—	—
Pragmatic Institute, LLC (3)	—	14,740	(71)	—	(1,650)	13,019	4	355	—
PennantPark Senior Loan Fund, LLC (2)	183,809	39,324	—	—	(9,516)	213,617	12,798	—	16,008
Total Controlled Affiliates	$384,304	$55,399	$(49,696)	$—	$44,346	$434,353	$23,360	$1,178	$16,035
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$29,262	$—	$—	$—	$(21,799)	$7,463	$—	$—	$—
Walker Edison Furniture Company LLC	4,161	1,708	—	—	(5,848)	21	—	—	—
Total Non-Controlled Affiliates	$33,423	$1,708	$—	$—	$(27,647)	$7,484	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$417,727	$57,107	$(49,696)	$—	$16,699	$441,837	$23,360	$1,178	$16,035

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

JUNE 30, 2026

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator for net increase (decrease) in net assets resulting from operations	$4,469	$8,150	$11,095	$33,690
Denominator for basic and diluted weighted average shares	65,296,094	65,296,094	65,296,094	65,296,094
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.07	$0.12	$0.17	$0.52

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2026, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $11.5 million and $27.7 million, respectively, for total cash and cash equivalents of $39.3 million as shown on the Consolidated Statement of Cash Flows for the period ended June 30, 2026. As of September 30, 2025, cash and cash equivalents consisted of money market funds, and non-money market funds in the amounts of $30.7 million and $21.1 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Nine Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$7.11	$7.56
Net investment income (1)	0.39	0.55
Net change in realized and unrealized gain (loss) (1)	(0.22)	(0.04)
Net increase (decrease) in net assets resulting from operations (1)(8)	0.17	0.52
Distributions to stockholders (1), (2)	(0.72)	(0.72)
Net asset value, end of period	$6.56	$7.36
Per share market value, end of period	$3.47	$6.84
Total return* (3)	(40.17)%	8.58%
Shares outstanding at end of period	65,296,094	65,296,094
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.05%	7.24%
Ratio of debt related expenses to average net assets (5)	8.98%	8.57%
Ratio of total expenses to average net assets (5)	15.03%	15.81%
Ratio of net investment income to average net assets (5)	7.74%	9.87%
Net assets at end of period	$428,032	$480,585
Weighted average debt outstanding	$634,628	$690,420
Weighted average debt per share (1)	$9.72	$10.57
Asset coverage per unit (6)	$1,779	$1,761
Portfolio turnover ratio* (7)	29.11%	49.84%

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
(8)
The nine months ended June 30, 2025 does not foot due to rounding.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2026 and 2025, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes, 2026 Notes-2 and 2029 Notes, was 6.4% and 6.1%, respectively. As of June 30, 2026, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or "SBCAA") as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 163%, respectively.

Truist Credit Facility

As of June 30, 2026, we increased the availability under the multi-currency Truist Credit Facility for up to $535 million (increased from $500 million in December 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2026 and September 30, 2025, we had $311.5 million (including a $10.0 million temporary draw) and $426.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.9% and 6.5%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2026 and September 30, 2025. The Truist Credit Facility was amended in December 2025. This amended revolving facility has a stated maturity date of December 11, 2030 and decreased pricing to SOFR plus 210 basis points from SOFR plus 235 basis points (or an alternative risk-free floating interest rate index). As of June 30, 2026 and September 30, 2025, we had $223.5 million and $73.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of June 30, 2026, we were in compliance with the terms of the Truist Credit Facility.

2026 Notes

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% The 2026 Notes were repaid in full on May 1, 2026. Prior to such repayment, interest on the 2026 Notes was paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The effective interest rate was 4.62%. The maturity date of the 2026 Notes was May 1, 2026. The 2026 Notes were our general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes were effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2026 and September 30, 2025, we had $307.7 million and $344.6 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $13.2 million and $13.2 million to PSLF as of June 30, 2026 and September 30, 2025, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30, 2026

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2025, PennantPark Senior Loan Fund, LLC, JF Intermediate, LLC and AKW Holdings Limited triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PSLF, LLC for the years ended September 30, 2025, 2024, and 2023 were filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as amended.

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

AKW Holdings Limited:

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2026	2025	2026	2025
Total revenue	$25,361	$24,070	$77,603	$68,160
Total expenses	24,409	23,354	77,611	70,411
Net income (loss)	$952	$716	$(8)	$(2,251)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the "Company"), including the consolidated schedules of investments, as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three month and nine month periods ended June 30, 2026 and 2025, and cash flows for the nine month periods ended June 30, 2026 and 2025, and the related notes to the consolidated financial statements (collectively, referred to as the "interim financial information or financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 10, 2026

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

•
changes in political, economic or industry conditions, including the wars in the Middle East and in the Ukraine, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;

•
the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•
the level of inflation, and its impact on us and our portfolio companies;

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2026, our portfolio totaled $1,193.2 million and consisted of $424.5 million or 35% of first lien secured debt, $269.3 million or 23% of U.S. Government Securities, $14.8 million or 1% of second lien secured debt, $209.2 million or 18% of subordinated debt (including $140.3 million or 12% in PSLF) and $275.4 million or 23% of preferred and common equity (including $51.6 million or 4% in PSLF). Our interest bearing debt portfolio consisted of 87% variable-rate investments and 13% fixed-rate investments. As of June 30, 2026, we had four portfolio companies on non-accrual, representing 2.5% and 0.8% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation (depreciation) of $(35.0) million as of June 30, 2026. Our overall portfolio consisted of 159 companies with an average investment size of $5.8 million (excluding U.S. Government Securities), had a weighted average yield on interest bearing debt investments of 11.0%.

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

For the three months ended June 30, 2026, we invested $77.0 million in five new and 49 existing portfolio companies with a weighted average yield on debt investment of 8.9%. For the three months ended June 30, 2026, sales and repayments of investments totaled $145.5 million including $65.3 million sold to PSLF. For the nine months ended June 30, 2026, we invested $300.4 million in 14 new and 84 existing portfolio companies with a weighted average yield on debt investments of 9.3%. For the nine months ended June 30, 2026, sales and repayments of investments totaled $532.1 million including $203.4 million sold to PSLF. The investments, sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

For the three months ended June 30, 2025, we invested $87.7 million in four new and 28 existing portfolio companies with a weighted average yield on debt investments of 10.0%. For the three months ended June 30, 2025, sales and repayments of investments totaled $132.2 million including $21.8 million sold to PSLF. For the nine months ended June 30, 2025, we invested $560.2 million in 19 new and 112 existing portfolio companies with a weighted average yield on debt investments of 10.5%. For the nine months ended June 30, 2025, sales and repayments of investments totaled $749.0 million including $462.8 million was sold to PSLF. The investments, sales and repayments noted above exclude all purchases and sales of U.S. Government Securities.

PennantPark Senior Loan Fund, LLC

As of June 30, 2026, PSLF’s portfolio totaled $1,278.4 million, consisted of 113 companies with an average investment size of $11.3 million and had a weighted average yield interest bearing debt investments of 9.5%.

As of September 30, 2025, PSLF’s portfolio totaled $1,265.9 million, consisted of 109 companies with an average investment size of $11.6 million and had a weighted average yield interest bearing debt investments of 10.1%.

For the three months ended June 30, 2026, PSLF invested $65.3 million in five new and 13 existing portfolio companies at weighted average yield interest bearing debt investments of 9.0%, including $65.3 million purchased from the Company. PSLF’s sales and repayments of investments for the same period totaled $99.2 million. For the nine months ended June 30, 2026, PSLF invested $205.3 million, including $203.4 million purchased from the Company, in 16 new and 24 existing portfolio companies at weighted average yield interest bearing debt investments of 9.1%. PSLF’s sales and repayments of investments for the same period totaled $169.9 million.

For the three months ended June 30, 2025, PSLF invested $22.0 million, including $21.8 million purchased from the Company, in three new and one existing portfolio companies at weighted average yield on interest bearing debt investments of 9.8%. PSLF’s sales and repayments of investments for the same period totaled $71.4 million. For the nine months ended June 30, 2025, PSLF invested $545.7 million, including $462.8 million purchased from the Company, in 26 new and 57 existing portfolio companies at weighted average yield interest bearing debt investments 10.3%. PSLF's sales and repayments of investments for the same period totaled $228.8 million.

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

During the three and nine months ended June 30, 2026 and 2025, we did not issue any shares under the ATM program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates from those disclosed in our 2025 Annual Report on Form 10-K during the three months ended June 30, 2026.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments are classified as Level 3. Our 2026 Notes-2 and 2029 Notes are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes-2, 2029 Notes and our Truist Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero and $3.9 million of expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2026, respectively. Due to that election and in accordance with GAAP, we incurred zero and $0.3 million of expenses related to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2025. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes-2 and 2029 Notes.

For the three and nine months ended June 30, 2026, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.3) million and $0.7 million, respectively. For the three and nine months ended June 30, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(3.0) million and $(1.0) million, respectively. As of June 30, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $1.7 million and $1.0 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the three and nine months ended June 30, 2026, we recorded a provision for taxes on net investment income of $0.2 million and $1.3 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.7 million and $1.9 million, respectively, all of which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2026, the Company recognized a provision for taxes of less than $(0.1) and less than $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes of less than $(0.1) and million less than $(0.1) million on net realized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2026, the Company recognized a provision for taxes of zero and zero on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. For the three and nine months ended June 30, 2025, the Company recognized a provision for taxes of zero and zero on net unrealized gain (loss) on investments by the Taxable Subsidiary, respectively. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the three and nine months ended June 30, 2026 and 2025, the Taxable Subsidiary did not make any federal tax payments. As of June 30, 2026, we did not have a state or local tax liability.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2026 and 2025.

Investment Income

For the three and nine months ended June 30, 2026, investment income was $24.8 million and $77.0 million, respectively, which was attributable to $12.8 million and $41.3 million from first lien secured debt, $0.5 million and $1.4 million from second lien secured debt, $6.6 million and $19.5 million from subordinated debt, $4.9 and $14.8 million from other investments, respectively. For the three and nine months ended June 30, 2025, investment income was $29.6 million and $94.4 million, respectively, which was attributable to $17.2 million and $56.1 million from first lien secured debt, $0.4 million and $3.4 million from second lien secured debt, $5.5 million and $16.0 million from subordinated debt and $6.5 million and $18.9 million from other investments, respectively. The decrease in investment income for three and nine months ended June 30, 2026, was primarily due to a decrease in our total portfolio size and a decrease in our weighted average yield on debt investments.

Expenses

For the three and nine months ended June 30, 2026, expenses totaled $15.9 million and $51.8 million, respectively, and were comprised of $8.8 million and $31.3 million of debt related interest and expenses, $3.5 million and $11.0 million of base management fees, $1.9 million and $3.9 million of incentive fees, $1.5 million and $4.3 million of general and administrative expenses and $0.2 million and $1.3 million of provision for excise taxes, respectively. For the three and nine months ended June 30, 2025, expenses totaled $17.8 million and $58.2 million, respectively, and were comprised of $9.2 million and $31.6 million of debt-related interest and expenses, $3.9 million and $12.2 million of base management fees, $2.5 million and $7.7 million of incentive fees, $1.5 million and $4.8 million of general and administrative expenses and $0.7 million and $1.9 million of provision for excise taxes, respectively. The decrease in expenses for the three and nine months ended June 30, 2026, was primarily due to a decrease in borrowing under our debt financings resulting in decrease in debt related interest expense.

Net Investment Income

For the three and nine months ended June 30, 2026, net investment income totaled $8.9 million and $25.2 million, or $0.14 per share and $0.39 per share, respectively. For the three and nine months ended June 30, 2025, net investment income totaled $11.8 million and $36.2 million, or $0.18 per share and $0.55 per share, respectively. The decrease in net investment income was primarily due to a decrease in investment income and partially offset by a decrease in expenses.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2026, net realized gains (losses) totaled $12.0 million and $70.6 million, respectively. For the three and nine months ended June 30, 2025, net realized gains (losses) totaled $(0.5) million and $(30.8) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2026, we reported net change in unrealized appreciation (depreciation) on investments $(16.2) million and $(85.4) million, respectively. For the three and nine months ended June 30, 2025, we reported net change in unrealized appreciation (depreciation) on investment $(0.2) million and $29.3 million, respectively. As of June 30, 2026 and September 30, 2025, our net unrealized appreciation (depreciation) on investments totaled $(35.0) million and $50.4 million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three and nine months ended June 30, 2026, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.3) million and $0.7 million, respectively. For the three and nine months ended June 30, 2025, the Truist Credit Facility had a net change in unrealized appreciation (depreciation) of $(2.9) million and $(1.0) million, respectively. As of June 30, 2026 and September 30, 2025, the net unrealized appreciation (depreciation) on the Truist Credit Facility totaled $1.7 million and $1.0 million, respectively. The net change in unrealized appreciation (depreciation) compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2026, net increase (decrease) in net assets resulting from operations totaled $4.5 million and $11.1 million or $0.07 per share and $0.17 per share, respectively. For the three and nine months ended June 30, 2025, net increase (decrease) in net assets resulting from operations totaled $8.2 million and $33.7 million or $0.12 per share and $0.52 per share, respectively. The decrease from net operations for the three and nine months ended June 30, 2026, was primarily due to the operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2026, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of June 30, 2026 and September 30, 2025, our asset coverage ratio, as computed in accordance with the 1940 Act was 178% and 163%, respectively.

For the nine months ended June 30, 2026 and 2025, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on, 2026 Notes, 2026 Notes-2 and 2029 Notes, was 6.4% and 6.1%, respectively.

As of June 30, 2026, we had the multi-currency Truist Credit Facility for up to $535 million (increased from $500 million in December 2025), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2026 and September 30, 2025, we had $311.5 million (including a $10.0 million temporary draw) and $426.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.9% and 6.5%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2026 and September 30, 2025. The Truist Credit Facility was amended in December 2025. This amended revolving facility has a stated maturity date of December 11, 2030 and decreased pricing to SOFR plus 210 basis points from SOFR plus 235 basis points (or an alternative risk-free floating interest rate index). As of June 30, 2026 and September 30, 2025, we had $223.5 million and $73.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of June 30, 2026, we were in compliance with the terms of the Truist Credit Facility.

As of June 30, 2026, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semiannually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The effective interest rate is 4.12%. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of June 30, 2026, we had $75.0 million in aggregate principal amount of our 2029 Notes outstanding. Interest on the 2029 Notes is paid semiannually on February 1 and August 1 of each year, at a rate of 7.00% per year, commencing August 1, 2026. The effective interest rate is 7.25%. The 2029 Notes mature on February 1, 2029 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2029 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2029 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

During the three and nine months ended June 30, 2026 and 2025, we did not issue any shares under the ATM program.

We may raise additional equity or debt capital through both registered offerings and private offerings of securities, or by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes-2 and 2029 Notes. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as a stock repurchase program.

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

As of June 30, 2026 and September 30, 2025, we had cash and cash equivalents of $39.3 million and $51.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

For the nine months ended June 30, 2026, our operating activities provided cash of $221.0 million and our financing activities used cash of $233.4 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility, repayment of the 2026 Notes and distributions paid to stockholders, partially offset by proceeds received from the 2029 Notes issuance.

For the nine months ended June 30, 2025, our operating activities provided cash of $212.6 million and our financing activities used cash of $192.0 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily for repayments of our credit facility and distributions paid to stockholders.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture as a Delaware limited liability company. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. As of June 30, 2026 and September 30, 2025, PSLF had total assets of $1,336.4 million and $1,315.4 million, respectively and its investment portfolio consisted of investments in 113 and 109 portfolio companies, respectively. As of June 30, 2026, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interest of $5.0 million and $7.1 million, respectively, in PSLF. As of September 30, 2025, we and Pantheon had remaining commitments to fund subordinated notes of $8.2 million and $11.7 million, respectively, and equity interests of $5.0 million and $7.1 million, respectively, in PSLF. As of June 30, 2026, at fair value, the largest investment in a single portfolio company in PSLF was $26.3 million and the five largest investments totaled $124.6 million. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSLF was $24.8 million and the five largest investments totaled $121.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2026, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2025, we and Pantheon owned 55.8% and 44.2%, respectively, of each of the outstanding subordinated notes and equity interest of PSLF. As of June 30, 2026, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million, respectively. As of September 30, 2025, our investment in PSLF consisted of subordinated notes of $140.3 million and equity interests of $82.4 million respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, has entered into a $400.0 million (increased from $325.0 million in August 2024) senior secured revolving credit facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 210 basis points reduced from plus 225 basis points in June 2026, during the investment period and is subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a carefully constructed portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the subordinated notes issued by PennantPark CLO IV, LLC. As of June 30, 2026 and September 30, 2025 there were $246.0 million and $246.0 million, respectively, of external 2034 Asset-Backed Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, and (vi) $18.0 million Class D Secured

Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. On July 21, 2025, CLO VII closed a partial refinancing of the 2035 Debt Securitization where the $21.0 million Class B (B-R) Senior Secured Floating Rate Notes interest rate was decreased to SOFR plus 2.0%, the $24.0 million Class C (C-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 2.3% and the $18.0 million Class D (D-R) Secured Deferrable Floating Rate Notes interest rate was decreased to SOFR plus 3.4%. As of June 30, 2026 and September 30, 2025, there were $246.0 million and $246.0 million of external 2035 Asset-Backed Debt.

On December 23, 2024, PennantPark CLO X, LLC ("CLO X”) completed a $400.5 million debt securitization in the form of a collateralized loan obligation (the "2037 Debt Securitization" or "2037 Asset-Backed Debt"). The 2037 Asset-Backed Debt is secured by a carefully constructed portfolio consisting primarily of middle market loans. The 2037 Debt Securitization was executed through a private placement of: (i) $158.0 million Class A-1 Notes maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (ii) $30.0 million Class A-1A Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iii) $40.0 million Class A-1W Loans maturing 2037, which bear interest at the three-month SOFR plus 1.59%, (iv) $16.0 million Class A-2W Loans due 2037, which bear interest at the three-month SOFR plus 1.75%, (v) $28.0 million Class B Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, (vi) $32.0 million Class C Notes due 2037, which bear interest at the three-month SOFR plus 2.40%., (vii) $24.0 million Class D Notes due 2037, which bear interest at the three-month SOFR plus 3.85%. As of June 30, 2026 and September 30, 2025, there were $328.0 million and $328.0 million, respectively, of external 2037 Asset-Backed Debt.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2026 (Unaudited)	September 30, 2025
Total investments	$1,278,367	$1,265,901
Weighted average cost yield on income producing investments	9.5%	10.1%
Number of portfolio companies in PSLF	113	109
Largest portfolio company investment at fair value	$26,323	$24,802
Total of five largest portfolio company investments at fair value	$124,598	$121,360

Below is a listing of PSLF’s individual investments as of June 30, 2026 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,367.6% of Net Assets
ACP Avenu Buyer, LLC	04/23/24	10/02/29	Business Services	8.69%	SOFR +500	23,332	$23,103	$22,865
ACP Falcon Buyer, Inc.	10/06/23	08/01/29	Business Services	9.19%	SOFR +550	15,080	14,890	15,080
AFC-Dell Holding Corp.	02/23/24	04/09/27	Distribution	8.67%	SOFR +500	16,151	16,095	16,151
APT OPCO, LLC	12/24/25	09/30/31	Health Care Providers and Services	8.23%	SOFR +450	2,853	2,840	2,853
Ad.Net Acquisition, LLC	03/02/22	05/08/28	Media	9.99%	SOFR +626	5,397	5,392	5,370
Alpine Acquisition Corp II - Second out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.64%	SOFR +500	1,210	1,210	1,210
Alpine Acquisition Corp II - Third out Term Loan (6)	10/12/22	01/14/31	Containers, Packaging and Glass	8.89%	SOFR +525	1,614	1,614	1,614
Alpine Acquisition Corp II Unfunded Revolver (6), (7)	10/12/22	01/14/31	Containers, Packaging and Glass			484	-	-
Alpine Acquisition Corp II Unfunded First out DDTL (6), (7)	10/12/22	12/29/30	Containers, Packaging and Glass			121	-	-
Amsive Holdings Corporation	03/02/22	12/10/26	Media	10.13%	SOFR +640	13,695	13,664	13,695
Anteriad, LLC (f/k/a MeritDirect, LLC)	03/02/22	12/31/27	Media	9.63%	SOFR +590	13,179	13,172	13,047
Arcfield Acquisition Corp.	07/26/22	10/28/31	Aerospace and Defense	8.66%	SOFR +500	13,752	13,735	13,752
Archer Lewis, LLC	12/20/24	08/28/29	Healthcare, Education and Childcare	9.48%	SOFR +575	14,411	14,291	14,015
Argano, LLC	12/16/24	09/13/29	Business Services	9.15%	SOFR +550	20,188	20,023	19,986
BLC Holding Company, INC.	02/24/25	11/20/30	Environmental Services	8.23%	SOFR +450	12,685	12,625	12,685
Beacon Behavioral Support Services, LLC	09/16/24	06/21/29	Healthcare, Education and Childcare	9.23%	SOFR +550	24,421	24,176	24,421
Best Practice Associates, LLC	01/21/25	11/08/29	Aerospace and Defense	10.39%	SOFR +675	18,657	18,456	18,377
Beta Plus Technologies, Inc.	08/11/22	07/02/29	Business Services	9.48%	SOFR +575	19,425	19,195	19,230
Bioderm, Inc.	06/26/24	01/31/28	Healthcare, Education and Childcare	10.12%	SOFR +650	8,730	8,680	8,643
Blackhawk Industrial Distribution, Inc.	07/24/23	09/17/26	Distribution	9.58%	SOFR +585	25,146	25,099	24,769
Blue Cloud Pediatric Surgery Centers LLC	10/09/25	01/21/31	Health Care Providers and Services	8.64%	SOFR +500	2,475	2,452	2,456
Boss Industries, LLC	07/21/25	12/27/30	Conglomerate Manufacturing	8.73%	SOFR +475	5,910	5,877	5,910
Burgess Point Purchaser Corporation	10/03/22	07/25/29	Auto Sector	9.01%	SOFR +535	6,138	5,923	5,632
C5MI Acquisition, LLC	10/09/24	07/31/29	Business Services	9.73%	SOFR +600	12,737	12,606	12,737
CF512, Inc.	12/29/21	08/20/26	Media	9.85%	SOFR +619	8,972	8,977	8,972
Carisk Buyer, Inc.	02/09/24	12/03/29	Healthcare, Education and Childcare	8.48%	SOFR +500	11,283	11,206	11,340
Carnegie Dartlet, LLC	06/26/24	02/07/30	Education	9.14%	SOFR +550	24,791	24,521	24,605
Cartessa Aesthetics, LLC	09/09/22	06/14/28	Distribution	9.48%	SOFR +600	20,297	20,177	20,297
Case Works, LLC	11/26/24	10/01/29	Business Services	8.98%	SOFR +525	10,357	10,300	10,201
Commercial Fire Protection Holdings, LLC	12/16/24	09/23/30	Business Services	8.23%	SOFR +450	20,673	20,588	20,673
Confluent Health, LLC	12/23/24	11/30/28	Healthcare, Education and Childcare	11.14%	SOFR +750	1,935	1,935	1,935
Cornerstone Advisors of Arizona, LLC	10/09/25	05/13/32	Professional Services	8.48%	SOFR +475	5,925	5,899	5,896
CJX Borrower, LLC	08/12/22	07/13/27	Media	9.44%	SOFR +576	8,554	8,547	8,383
Crane 1 Services, Inc.	07/24/23	08/16/27	Personal, Food and Miscellaneous Services	9.51%	SOFR +586	5,230	5,213	5,178
DRI Holding Inc.	08/04/22	12/21/28	Media	9.06%	SOFR +535	5,725	5,464	5,312
DRS Holdings III, Inc.	03/02/22	11/01/28	Consumer Products	8.89%	SOFR +525	4,253	4,243	4,236
DX Electric Company, LLC	12/25/25	10/01/31	Electronic Equipment, Instruments and Components	8.73%	SOFR +500	7,011	6,969	7,011
Duggal Acquisition, LLC	12/23/24	09/30/30	Marketing Services	8.73%	SOFR +500	4,875	4,841	4,875
Dynata, LLC - First Out Term Loan	07/15/24	07/17/28	Business Services	8.90%	SOFR +526	1,560	1,496	1,470
Dynata, LLC - Last Out Term Loan	07/15/24	10/16/28	Business Services	9.40%	SOFR +576	9,597	9,597	3,711
EDS Buyer, LLC	07/24/23	01/10/29	Aerospace and Defense	8.48%	SOFR +475	22,992	22,799	22,992
ETE Intermediate II, LLC	07/24/23	05/29/29	Personal, Food and Miscellaneous Services	8.73%	SOFR +500	12,579	12,448	12,579
Emergency Care Partners, LLC	12/23/24	10/18/27	Healthcare, Education and Childcare	8.73%	SOFR +500	7,528	7,506	7,528
EvAL Home Care Solutions Intermediate, LLC	07/23/24	05/10/30	Healthcare, Education and Childcare	9.39%	SOFR +575	6,846	6,776	6,846
Exigo Intermediate II, LLC	07/24/23	03/15/27	Business Services	9.99%	SOFR +635	9,476	9,446	8,292
Five Star Buyer, Inc. (4)	07/24/23	02/23/28	Hotels, Motels, Inns and Gaming			4,137	4,098	3,796
Galt Newco, LLC	07/10/26	03/29/32	Aerospace and Defense	8.92%	SOFR +525	5,646	5,615	5,611
Global Holdings InterCo, LLC	03/02/22	09/16/27	Banking, Finance, Insurance & Real Estate	9.24%	SOFR +560	6,290	6,279	6,290
Graffiti Buyer, Inc.	03/02/22	08/10/27	Distribution	9.27%	SOFR +560	3,928	3,909	3,810
HEC Purchaser Corp.	09/16/24	06/17/29	Healthcare, Education and Childcare	8.74%	SOFR +500	11,582	11,534	11,582
HW Holdco, LLC	03/02/22	05/10/27	Media	9.48%	SOFR +585	22,863	22,810	22,863
Hancock Roofing And Construction, LLC	03/02/22	12/31/26	Insurance	9.33%	SOFR +560	6,029	6,029	6,029
Harris & Co, LLC	12/20/24	08/09/30	Financial Services	8.90%	SOFR +525	24,481	24,314	24,481
Harvest Group Topco Buyer, LLC	06/15/26	03/02/32	Media	8.39%	SOFR +475	14,963	14,899	14,888
Hills Distribution, Inc.	02/13/24	11/08/29	Distribution	9.23%	SOFR +550	14,402	14,287	14,402
IG Investments Holdings, LLC	03/02/22	09/22/28	Business Services	8.66%	SOFR +500	4,317	4,284	4,274
Imagine Acquisitionco, Inc.	07/24/23	11/15/27	Business Services	8.74%	SOFR +510	5,410	5,377	5,356
Impact Advisors, LLC	12/10/25	03/19/32	Health Care Technology	8.23%	SOFR +450	7,900	7,900	7,900
Infinity Home Services Holdco, Inc.	02/07/23	12/28/28	Personal, Food and Miscellaneous Services	9.73%	SOFR +600	13,643	13,541	13,643
Infolinks Media Buyco, LLC	07/24/23	11/02/26	Media	9.48%	SOFR +575	13,036	13,024	12,482
Inovex Information Systems Incorporated	03/04/25	12/17/30	Business Services	8.98%	SOFR +525	5,910	5,877	5,821
Kinetic Purchaser, LLC (4)	07/24/23	11/10/27	Consumer Products			14,176	13,615	4,146

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
LAV Gear Holdings, Inc. - Takeback TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.58%	SOFR +594	2,339	2,339	1,964
LAV Gear Holdings, Inc. - Priority TL	07/31/25	07/31/29	Leisure, Amusement, Motion Pictures, Entertainment	9.58%	SOFR +594	742	734	742
Lash OpCo, LLC	03/02/22	09/17/27	Consumer Products	10.76%	SOFR +710	21,927	21,907	21,598
LJ Avalon Holdings, LLC	07/24/23	02/01/30	Environmental Services	8.43%	SOFR +475	15,343	15,239	15,266
MAG DS Corp.	03/02/22	04/01/27	Aerospace and Defense	9.33%	SOFR +560	8,107	7,986	8,067
MBS Holdings, Inc.	03/02/22	04/16/27	Telecommunications	8.74%	SOFR +510	8,180	8,157	8,180
MDI Buyer, Inc.	12/20/24	07/25/28	Chemicals, Plastics and Rubber	8.42%	SOFR +475	19,575	19,457	19,575
Marketplace Events Acquisition, LLC	03/04/25	12/20/30	Media	8.99%	SOFR +525	19,471	19,330	19,471
Marwood Group Buyer, LLC		04/01/32	Healthcare and Pharmaceuticals	8.23%	SOFR +450	2,576	2,565	2,563
Meadowlark Acquirer, LLC	04/01/22	12/10/27	Business Services	9.38%	SOFR +565	2,870	2,851	2,856
Medina Health, LLC	01/18/24	10/20/28	Healthcare, Education and Childcare	9.98%	SOFR +625	19,913	19,827	19,913
Megawatt Acquisitionco, Inc.	07/17/24	03/01/30	Business Services	8.98%	SOFR +525	7,641	7,566	7,641
MOREgroup Holdings, Inc.	08/29/24	01/16/30	Business Services	8.95%	SOFR +525	19,550	19,360	19,550
Municipal Emergency Services, Inc.	03/02/22	10/01/27	Distribution	8.73%	SOFR +500	9,501	9,460	9,501
NBH Group, LLC	03/02/22	08/19/26	Healthcare, Education and Childcare	9.50%	SOFR +585	6,652	6,649	6,319
NORA Acquisition, LLC	11/21/23	08/31/29	Healthcare, Education and Childcare	10.08%	SOFR +635	19,936	19,747	19,538
North American Rail Solutions	12/25/25	08/29/31	Road and Rail	8.48%	SOFR +475	9,950	9,913	9,801
OSP Embedded Purchaser, LLC	01/17/25	12/17/29	Aerospace and Defense	9.48%	SOFR +575	18,783	18,673	18,783
Omnia Exterior Solutions, LLC	07/25/24	12/31/29	Diversified Conglomerate Service	8.98%	SOFR +525	17,837	17,656	17,569
One Stop Mailing, LLC (6)	06/07/23	05/07/27	Transportation	10.01%	SOFR + 636	7,568	7,528	7,568
PCS Midco, Inc.	08/29/24	03/01/30	Financial Services	9.48%	SOFR +575	5,155	5,104	5,155
PN Buyer, Inc.	10/09/25	07/31/31	Financial Services	8.14%	SOFR +450	3,538	3,522	3,502
Pacific Purchaser, LLC	03/21/24	10/02/28	Business Services	10.10%	SOFR +625	12,675	12,546	12,675
PAR Excellence Holdings, Inc.	11/26/24	09/03/30	Healthcare, Education and Childcare	8.66%	SOFR +500	9,850	9,781	9,653
PD Tri-State Holdco, LLC	12/25/25	10/14/30	Diversified Conglomerate Service	8.98%	SOFR +525	2,955	2,935	2,997
Paving Lessor Corp. First Lien -Term Loan	10/24/25	07/01/31	Commercial Services and Supplies	8.98%	SOFR +525	6,914	6,868	6,914
Project Granite Buyer, Inc.	07/21/25	12/31/30	Business Services	9.48%	SOFR +575	5,910	5,865	5,984
Puget Collision, LLC	12/24/25	10/03/30	Auto Sector	8.48%	SOFR +475	9,950	9,902	9,801
RRA Corporate, LLC	12/23/24	08/15/29	Business Services	8.98%	SOFR +525	3,930	3,905	3,773
RTIC Subsidiary Holdings, LLC	07/23/24	05/03/29	Consumer Products	9.48%	SOFR +575	24,512	24,243	24,390
Radius Aerospace, Inc.	11/06/19	03/29/27	Aerospace and Defense	9.63%	SOFR +575	11,615	11,578	11,557
Rancho Health MSO, Inc.	03/02/22	06/20/29	Healthcare, Education and Childcare	8.69%	SOFR +500	22,487	22,435	22,487
Real Life Intermediate Holdings, LLC		01/16/31		8.73%	SOFR +500	867	860	861
Riverpoint Medical, LLC	03/02/22	06/21/27	Healthcare, Education and Childcare	8.23%	SOFR +450	3,513	3,498	3,513
Ro Health, LLC	04/03/25	01/17/31	Health Care Providers and Services	8.23%	SOFR +450	9,233	9,183	9,233
Rosco Parent, LLC	12/24/25	09/12/31	Auto Sector	8.48%	SOFR +475	10,090	10,059	10,090
Rural Sourcing Holdings, Inc.	07/24/23	06/15/29	Professional Services	10.10%	SOFR +625	5,611	5,555	3,956
SCP Clinical Research Intermediate Holdings, LLC	04/03/26	01/02/32	Health Care Providers and Services	8.39%	SOFR +475	4,474	4,456	4,452
STG Distribution, LLC - First Out New Money Term Loans (4),(6)	10/03/24	10/03/29	Transportation			2,080	1,907	1,872
STG Distribution, LLC - Second Out Term Loans (4), (6)	10/03/24	10/03/29	Transportation			4,697	2,593	-
STG Distribution, LLC - Final Initial New Money TL (6)		07/14/26	Transportation	8.00%		1,368	1,355	1,368
SV-Aero Holdings, LLC	10/31/24	11/01/30	Aerospace and Defense	8.41%	SOFR +475	12,876	12,829	12,876
Sabel Systems Technology Solutions, LLC	01/07/25	10/31/30	Business Services	9.64%	SOFR +600	22,071	21,984	22,071
Sath Industries, LLC	12/10/25	12/17/29	Building Products	9.48%	SOFR +575	11,057	11,057	11,057
Seacoast Service Partners NA, LLC	07/21/25	12/20/29	Diversified Conglomerate Service	8.98%	SOFR +525	4,925	4,895	4,777
Seaway Buyer, LLC	09/14/22	06/13/29	Chemicals, Plastics and Rubber	10.85%	SOFR +715	14,831	14,702	14,831
Sigma Defense Systems, LLC	12/01/23	12/20/27	Telecommunications	10.13%	SOFR +640	26,589	26,469	26,323
SpendMend Holdings, LLC	07/24/23	03/01/28	Business Services	8.88%	SOFR +515	10,904	10,797	10,904
Systems Planning And Analysis, Inc.	03/02/22	08/16/27	Aerospace and Defense	8.48%	SOFR +475	16,796	16,735	16,754
TCG 3.0 Jogger Acquisitionco, Inc.	02/27/24	01/23/29	Media	10.23%	SOFR +650	9,775	9,683	9,311
TMII Enterprises, LLC	07/24/23	12/22/28	Personal, Food and Miscellaneous Services	8.14%	SOFR +450	14,885	14,789	14,885
TPC US Parent, LLC (6)	03/02/22	04/20/26	Food	9.58%	SOFR +590	2,102	2,102	2,102
The Vertex Companies, LLC	03/02/22	08/31/28	Business Services	8.74%	SOFR +510	14,369	14,317	14,225
Transgo, LLC	06/07/24	12/29/28	Auto Sector	8.89%	SOFR +525	23,558	23,401	23,377
Tyto Athene, LLC	03/02/22	04/03/28	Aerospace and Defense	8.58%	SOFR +490	11,334	11,284	11,023
Watchtower Buyer, LLC	09/19/24	12/03/29	Consumer Products	9.73%	SOFR +600	22,938	22,772	22,707
Wash & Wax Systems, LLC	04/30/25	04/30/28	Business Services	9.16%	SOFR +550	6,839	6,920	6,975
Watterson Renewalco Holdings, LLC	06/30/26	07/02/29	Consumer Products	6.00%		6,404	6,404	6,404
Watterson Renewalco Holdings, LLC - Unfunded Priority Revolving Credit (7)	06/30/26	07/02/29	Consumer Products			582	-	-

Total First Lien Secured Debt							1,287,692	1,265,504
Subordinated Debt - 5.23% of Net Assets
Wash & Wax Systems, LLC - Subordinate Debt	04/30/25	07/30/28	Business Services	12.00%		4,837	4,837	4,837

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Total Subordinated Debt						4,837	4,837	4,837

Equity Securities - 8.67% of Net Assets
48Forty Intermediate Holdings, Inc. - Preferred Equity (6)	11/05/24	—	Containers, Packaging and Glass	—	—	807	4,801	3,584
Watterson Renewalco Holdings, LLC - Preferred Units (6)		—		—	—	4,075	2,170	2,170
New Insight Holdings, Inc. - Common Equity	07/15/24	—	Business Services	—	—	134,330	2,351	1,448
48Forty Intermediate Holdings, Inc. - Common Equity (6)	11/05/24	—	Containers, Packaging and Glass	—	—	807	-	-
Wash & Wax Group, LP - Common Equity	04/30/25	—	Business Services	—	—	2,803	5,002	824
White Tiger Newco, LLC - Common Equity	07/31/25	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	10,805	824	-
Watterson Renewalco Holdings, LLC - Common Equity (6)		—		—	—	4,075	-	-

Total Equity Securities							15,148	8,026
Total Investments - 1,381.5% of Net Assets (3), (5)							1,307,677	1,278,367
Cash Equivalents - 22.0% of Net Assets
JP Morgan U.S. Government Money - Class: Agency Shares - Market Fund				3.50%			14,665	14,665
Goldman Sachs Financial Square Government Fund - Class: Institutional Shares - Money Market Fund				3.59%			5,445	5,445
BlackRock Federal Fund - Class: Institutional Shares - Money Market Fund				3.52%			259	259
Total Cash Equivalents							20,369	20,369
Cash - 34.5% of Net Assets
Cash							31,874	31,874
Total Cash							31,874	31,874

Total Investments, Cash Equivalents and Cash - 1,438.0% of Net Assets							$1,359,920	$1,330,610
Liabilities in Excess of Other Assets — (1,338.0)% of Net Assets								(1,238,077)
Members' Equity—100.0%								$92,533

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
(3)
As of June 30, 2026, all investments are in US Companies. Total cost, fair value, and percentage of Net Assets for U.S Companies were $1,307.7 million, $1,278.4 million and 1,381.5%.
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

Below are the consolidated statements of assets and liabilities for PSLF, ($ in thousands):

	June 30, 2026 (Unaudited)	September 30, 2025
Assets
Investments at fair value (amortized cost—$1,307,677 and $1,289,319, respectively)	$1,278,367	$1,265,901
Cash equivalents (cost—$20,369 and $16,838, respectively)	20,369	16,838
Cash (cost—$31,874 and $24,147 respectively)	31,874	24,147
Interest receivable	4,243	5,271
Prepaid expenses and other assets	1,458	2,148
Due from affiliate	63	87
Receivable for investments sold	—	1,055
Total assets	1,336,374	1,315,447
Liabilities
2037 Asset-backed debt, net (par—$328,000, unamortized deferred financing cost of $1,616 and $1,887, respectively)	326,384	326,113
2034 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $649 and $940, respectively)	245,351	245,060
2035 Asset-backed debt, net (par—$246,000, unamortized deferred financing cost of $1,152 and $1,434, respectively)	244,848	244,566
Credit facility payable	144,900	99,600
Subordinated notes payable to members	250,808	250,808
Interest payable on credit facility and asset backed debt	12,669	13,730
Distribution payable to members	7,500	8,000
Interest payable on subordinated notes to members	5,038	5,305
Payable for investments purchased	4,975	—
Accounts payable and accrued expenses	1,304	1,189
Due to affiliate	64	50
Total liabilities	1,243,841	1,194,421

Members' equity	92,533	121,026
Total liabilities and members' equity	$1,336,374	$1,315,447
(1)
As of June 30, 2026 and September 30, 2025, PSLF had $1.2 million and zero unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest	$31,093	$36,203	$95,867	$104,583
Other income	414	313	1,130	1,142
Total investment income	31,507	36,516	96,997	105,725
Expenses:
Interest expense on credit facility and asset-backed debt	15,650	17,881	47,820	50,818
Interest expense on subordinated notes to members	7,395	7,788	22,444	22,565
Administration services expense	864	1,068	2,605	2,745
General and administrative expenses	363	173	1,148	869
Expenses before debt issuance costs	24,272	26,910	74,017	76,997
Debt issuance costs	60	—	60	—
Total expenses	24,332	26,910	74,077	76,997
Net investment income	7,175	9,606	22,920	28,728
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	(6,876)	(3,416)	(22,521)	(5,542)
Net change in unrealized appreciation (depreciation) on investments	3,098	(3,439)	(5,892)	(11,743)
Net realized and unrealized gain (loss) on investments	(3,778)	(6,855)	(28,413)	(17,285)
Net increase (decrease) in members' equity resulting from operations	$3,397	$2,751	$(5,493)	$11,443

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

During the three months ended June 30, 2026, we declared base distributions of $0.12 per share, and supplemental distributions of $0.12 per share, for total distributions of $15.7 million. During the nine months ended June 30, 2026, we declared base distributions of $0.56 per share, and supplemental distributions of $0.16 per share, for total distributions of $47.0 million. During the three and nine months ended June 30, 2025, we declared base distributions of $0.24 and $0.72 per share, for total distribution of $15.7 million and $47.0 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, our debt portfolio consisted of 87% variable-rate investments and 13% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(6,163)	$(0.09)
Down 2%	$(5,022)	$(0.08)
Down 1%	$(2,511)	$(0.04)
Up 1%	$2,511	$0.04
Up 2%	$5,022	$0.08
Up 3%	$7,534	$0.12

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

Item 4. Controls and Procedures

As of the period ended June 30, 2026, we including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, a material weakness was previously identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the period ended June 30, 2026 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 10, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)